Form 10QSB
period 2000-03-30
DIVERSIFIED RESOURCES GROUP INC
filed 2001-03-16
CIK 891705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 2000.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

                         Commission File Number: 0-30492

                          DIVERSIFIED RESOURCES GROUP, INC.
                         ---------------------------------
                 (Exact name of registrant as specified in charter)

         Utah                                       84-0771180
         ----                                       ----------
(State of Incorporation)                           (I.R.S. Employer I.D. No)

                    355 Interstate Blvd., Sarasota, Fl 34232
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (941) 923-1949
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES (X)  NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April 12, 2000.

                            92,075,831 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                        DIVERSIFIED RESOURCES GROUP, INC.

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet as of December 31, 2000 and March 31, 2000 ...........3

           Statements of Operations for the three months
             ended March 31, 2000 and 1999 ....................................5

           Statement of Stockholders' Equity (Deficit) for the three
             months endedMarch 31, 2000........................................6

           Statements of Cash Flows for the March 31, 2000 and 1999 ...........8

           Notes to Financial Statements .....................................10

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation ..............................................20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................23
Item 2.    Changes in Securities..............................................23
Item 3.    Defaults Upon Senior Securities....................................23
Item 4.    Submission of Matters to a Vote of Securities Holders..............23
Item 5.    Other Information..................................................23
Item 6.    Exhibits and Reports on Form 8-K...................................23

           Signatures.........................................................24

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

ASSETS

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------    -------------
                                                 (Unaudited)

CURRENT ASSETS

  Cash                                           $       789     $      3,565
  Inventory                                           13,812           14,891
  Accounts receivable                                  1,182            5,571
  Prepaid expenses, net                                  899            8,433
  Undeposited funds                                        -            1,080
                                                 ------------    -------------
     Total Current Assets                             16,682           33,540
                                                 ------------    -------------

FIXED ASSETS (Note 2)

  Computers                                           41,238           41,238
  Test equipment                                       1,569            1,569
  Office equipment                                    20,380           20,380
  Software                                            32,475           32,475
  Accumulated depreciation                           (88,685)         (83,145)
                                                 ------------    -------------

     Net Fixed Assets                                  6,977           12,517
                                                 ------------    -------------

OTHER ASSETS

  Deposits on land, net (Note 3)                           -                -
                                                 ------------    -------------

     Total Other Assets                                    -                -
                                                 ------------    -------------

     TOTAL ASSETS                               $      23,659    $     46,057
                                                 ============    =============

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------    -------------
                                                  (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                 $       816     $        987
  Accounts payable - trade                            38,982           75,446
  Accounts payable - related party (Note 8)           78,705           58,078
  Accrued expenses (Note 4)                           63,782           94,308
  Current portion of long-term debt (Note 7)          10,062           19,858
  Notes payable - related party (Note 8)             726,973          375,991
                                                 ------------    -------------

     Total Current Liabilities                       919,320          624,668
                                                 ------------    -------------

LONG-TERM DEBT (Note 7)                               43,065           48,018
                                                 ------------    -------------

     Total Liabilities                               962,385          672,686
                                                 ------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
     1,000,000 shares authorized,
     -0- shares issued and outstanding                     -                -
  Common stock, $0.001 par value, 100,000,000
     shares authorized;  92,075,831 and
     92,075,831  issued and outstanding,
     respectively                                     92,076           92,076
  Additional paid-in capital                       6,326,798        6,326,798
  Accumulated deficit prior to development stage  (4,512,614)      (4,512,614)
  Accumulated deficit from inception of the
     development stage on December 31, 1998       (2,844,986)      (2,532,889)
                                                 ------------    -------------

     Total Stockholders' Equity (Deficit)           (938,726)        (626,629)
                                                 ------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                         $    23,659     $     46,057
                                                 ============    ============


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                         From
                                                                         Inception of the
                                                                         Development Stage on
                                                                         December 31,
                                           For the Three Months Ended    1998 Through
                                                 March 31,               March 31,
                                           --------------------------    -------------
                                               2000           1999           2000
                                          -----------     ----------      ---------
REVENUES

  Sales, net                               $   21,903      $       -       $  41,388
  Cost of sales                                 9,905              -          20,211
                                           -----------     ----------      ----------

     Gross Margin                              11,998              -          21,177
                                           -----------     ----------      ----------

OPERATING EXPENSES

  General and administrative                   73,075              -         524,933
  Depreciation and amortization                 5,540              -          28,407
                                           -----------     ----------      ----------

     Total Operating Expenses                  78,615              -         553,340
                                           -----------     ----------      ----------

LOSS FROM OPERATIONS                          (66,617)             -        (532,163)
                                           -----------     ----------      ----------

OTHER INCOME (EXPENSE)

  Allowance - land                           (229,686)             -        (689,058)
  Interest expense                            (15,794)             -         (22,944)
  Other income                                      -              -           5,400
                                           -----------     ----------      ----------

     Total Other Income (Expense)            (245,480)             -        (706,602)
                                           -----------     ----------      ----------

LOSS BEFORE DISCONTINUED OPERATIONS          (312,097)             -      (1,238,765)
                                           -----------     ----------      ----------

LOSS FROM DISCONTINUED OPERATIONS                   -       (187,525)     (1,606,221)
                                           -----------     ----------      ----------
LOSS BEFORE INCOME TAXES                     (312,097)      (187,525)     (2,844,986)

INCOME TAX EXPENSE                                  -              -               -
                                           -----------     ----------      ----------

NET LOSS                                  $  (312,097)     $(187,525)    $(2,844,986)
                                           ===========     ==========      ==========

BASIC LOSS PER SHARE
  Loss before discontinued operations     $     (0.00)     $       -
  Discontinued operations                           -          (0.00)
                                           -----------     ----------

BASIC LOSS PER SHARE                      $     (0.00)     $   (0.00)
                                           ===========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING        92,075,831     42,750,569
                                           ===========     ==========

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                   Additional     Stock
                                     Common Stock                  Paid-in        Subscription     Accumulated
                                  Shares            Amount         Capital        Receivable         Deficit
                                 --------          --------       -----------    -------------    ------------
Balance, December 31, 1997    19,091,973          $  19,092        $3,332,971     $ (115,000)     $(9,779,570)

Adjustment for reduction of
 subscription price                    -                  -          (103,500)       103,500                -

Common stock issued for cash
 at $0.05 per share            4,707,504              4,708           230,667              -                -

Common stock issued for
 settlement of debt at
 $0.05 per share              11,952,380             11,952           585,666              -                -

Common stock issued for
 subscriptions receivable
 at $0.05 per share            5,292,496              5,292           259,333       (264,625)               -

Net income for the year
 ended December 31, 1998               -                  -                 -              -        5,266,956
                                 --------          --------       -----------    -------------    ------------

Balance, December 31, 1998    41,044,353          $  41,044        $4,305,137     $ (276,125)     $(4,512,614)
                                 --------          --------       -----------    -------------    ------------

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                   Additional      Stock
                                         Common Stock              Paid-in         Subscription    Accumulated
                                    Shares          Amount         Capital         Receivable      Deficit
                                  -----------     ----------      ------------    --------------   -----------
Balance, December 31, 1998         41,044,353       $41,044        $4,305,137       $(276,125)     $(4,512,614)

Receipt of stock subscription
 receivable                                 -             -                 -         276,125                -

Common stock issued for services
 at $0.031 per share                2,208,400         2,208            66,252               -                -

Common stock issued for services
 at $0.03 per share                 4,390,000         4,390           127,310               -                -

Common stock issued for services
 at $0.044 per share                  242,000           242            10,406               -                -

Common stock issued for services
 at $0.35 per share                 2,031,478         2,032            69,070               -                -

Common stock issued for services
 at $0.035 per share                  840,000           840            28,560               -                -

Common stock issued for services
 at $0.033 per share                1,880,000         1,880            60,160               -                -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.044 per share               30,439,600        30,440         1,308,903               -                -

Common stock issued for services
 at $0.04 per share                 9,000,000         9,000           351,000               -                -

Net (loss) for the year
 ended December 31, 1999                    -             -                 -               -       (2,532,889)
                                  -----------     ----------      ------------    --------------   -----------

Balance, December 31, 1999         92,075,831        92,076         6,326,798               -       (7,045,503)

Net loss for the period
 ended March 31, 2000
 (unaudited)                                -             -                 -               -         (312,097)
                                  -----------     ----------      ------------    --------------   -----------

Balance, March 31, 2000
 (unaudited)                                -     $       -       $         -     $         -      $(7,357,600)
                                  ===========     ==========      ============    ==============   ===========


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          From
                                                                                    Inception of the
                                                                                       Development
                                                                                        Stage on
                                                                                      December 31,
                                                    For the Three Months Ended        1998 Through
                                                          March 31,                    March 31,
                                                2000                  1999               2000
                                             ----------            ----------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                   $(312,097)            $(187,525)         $(2,844,986)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                 7,980                 7,236               30,847
   Stock issued for services                         -                     -            1,425,300
  Allowance of deposits on land                229,686                     -              689,058
   Stock subscription received by
     services and forgiveness                        -                     -              276,125
  Changes in assets and liabilities:
   (Increase) decrease in inventory              1,079               (20,060)             (13,612)
   (Increase) decrease in accounts receivable    4,389               (20,874)              (1,182)
  (Increase) decrease in interest receivable         -                (6,406)                   -
   (Increase) decrease in prepaid expenses       7,534                   203                2,284
   (Increase) decrease in other assets           1,080                 6,278                5,045
  Increase (decrease) in cash overdraft           (171)                1,455              (16,665)
   Increase (decrease) in accounts payable     (15,837)              104,371               33,818
   Increase (decrease) in accrued expenses     (30,526)               10,191             (125,607)
                                             ----------            ----------        --------------
Net Cash Provided (Used) by Operating
   Activities                                 (106,883)             (105,131)            (539,575)

CASH FLOWS FROM INVESTING ACTIVITIES:

  (Increase) in deposits on land              (229,686)                    -             (689,058)
                                             ----------            ----------        --------------

   Net Cash Used by Investing Activities      (229,686)                    -             (689,058)
                                             ----------            ----------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable -
   related parties                             341,186                     -              717,177
  Payments on notes payable                     (7,393)                    -              (40,607)
  Collections from related parties                   -                 6,984                6,984
  Issuance of common stock for cash                  -                95,672              543,393
                                             ----------            ----------        --------------

Net Cash Provided by Financing Activities     $333,793             $ 102,656           $1,226,947
                                             ----------            ----------        --------------

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From
                                                                                  Inception of the
                                                                                     Development
                                                                                       Stage on
                                                                                     December 31,
                                                For the Three Months Ended           1998 Through
                                                         March 31,                     March 31,
                                                2000                  1999                2000
                                             ----------            ----------        --------------
Net Increase (Decrease) in Cash              $  (2,776)            $  (2,475)         $  (1,686)

CASH AT BEGINNING OF PERIOD                      3,565                 2,475              2,475
                                             ----------            ----------        --------------

CASH AT END OF PERIOD                        $     789             $       -          $     789
                                             ==========            ==========        ==============

CASH PAID FOR:

  Interest expense                           $       -             $       -          $       -
  Income taxes                               $       -             $       -          $       -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of
   debt                                      $       -             $       -          $  90,000
  Common stock issued for subscriptions
   receivable                                $       -             $       -          $       -
  Common stock issued for fixed asset        $       -             $       -          $   5,000


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         The Company was incorporated under the laws of the State of Utah on July 31, 1984. The Company has a wholly-owned Delaware subsidiary, named Data 1, Inc., a wholly-owned subsidiary named Memory 1, Inc., and a wholly-owned subsidiary named Cordless Power Corporation. The Company changed its name to Diversified Resources Group, Inc. in May 1999. The Company has not paid dividends. Dividends that may be paid in the future will depend on the financial requirements of the Company and other relevant factors. The Company is considered a development stage company per SFAS No. 7 because it has not substantially began operations.

         Memory 1, Inc. (Mem 1) was organized February 6, 1996 under the laws of the State of Florida to engage in the business which includes the manufacturing and marketing of computer memory devices. During 1999, the Company discontinued the computer memory business and Mem 1 is currently inactive.

         Cordless Power Corporation was organized April 19, 1999 under the laws of the State of Florida to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida. Cordless Power Corporation is currently engaging in the business of retailing cellular telephone batteries and accessories.

         On May 17, 1999, the shareholders of the Company approved and amended the Articles of Incorporation to increase the Company's authorized common shares to 100,000,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

         b. Basic Income (Loss) Per Share

         The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                                      For the Three Months Ended
                                                                March 31,
                                                         2000            1999
                                                      ------------   -----------
         Numerator:
           Loss before discontinued operations        $  (312,097)   $         -
           Discontinued operations                    $         -    $    12,475

         Denominator (weighted average number
           of shares outstanding)                      92,075,831     42,750,569

         Income (loss) per share
           Net loss before discontinued operations    $     (0.00)   $         -
           Net income (loss) discontinued operations  $         -    $      0.00
                                                      ------------   -----------
                                                      $     (0.00)   $      0.00
                                                      ============   ===========

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.  Basic Income (Loss) Per Share (Continued)

         Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

         c.  Income Taxes

         At March 31, 2000, the Company had a net operating loss carryforward of approximately $7,358,000 that may be offset against future taxable income in various years through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

         d. Cash Equivalents

         The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

         e. Revenue Recognition

         Revenue is recognized upon shipment of goods to the customer. Sales primarily require immediate payment or cash on delivery.

         f.  Restated Consolidated Financial Statements

         Prior period consolidated financial statements have been restated to conform with current consolidated financial statement presentation.

         g.  Depreciation

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, primarily from three to seven years.

         h.  Principles of Consolidation

          The December 31, 1999 consolidated financial statements include those of the Company and its wholly-owned subsidiaries Data 1, Inc., Memory 1, Inc., and Cordless Power Corporation. All significant intercompany accounts and transactions have been eliminated.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i.  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         j.  Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         k.  Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and is not required to be applied retroactively. The adoption of this statement had no material impact on the Company's financial statements.

         l.  Inventory

         Inventory  is  stated  at the lower of cost  (computed  on a  first-in,
         first-out  basis)  or  market.   The  inventory  consists  of  cellular
         telephone batteries and accessories.

         m.  Long-Lived Assets

         All long-lived assets are evaluated yearly for impairment per SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Any impairment in value is recognized as an expense in the period when the impairment occurs.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         a. Leases

         Effective June 30, 1999, the Company terminated its lease for facilities in Sarasota, Florida it had been leasing on a month-to-month basis. Lease payments were $1,551 per month. The Company has since relocated to a facility leased by an affiliate company and pays rent under a consulting agreement with this company.

         b. Employment Contracts

         Effective August 11, 1996, the Company has entered into 5 year employment agreements with the President and Chief Financial Officer. These contracts were terminated in 1999.

         On May 31, 1999, the Company and the President and Chief Executive Officer of the Company entered into a settlement of employment agreement, wherein, for certain considerations, including his resignation, he would receive $100,000 plus continued health benefits payable over a 54 week period. On July 12, 1999, the Company and the Vice President - Finance and Chief Financial Officer entered into an identical agreement (Note 4).

         c.  Real Estate

         On July 31, 1999, the Company entered into an agreement whereby it was assigned the rights to acquire a 607.74 acre tract of undeveloped land in Wake County, North Carolina from Matheny Development, LLC, ("Matheny Development"), a North Carolina limited liability controlled by James
         M. Matheny, one of the Company's directors for $21,000,000. The agreement calls for a $100,000 earnest money deposit on signing, with 75% of the $21,000,000 purchase price due in cash at July 31, 1999, and the remaining 25% balance due in the form of an interest bearing promissory note. As part of the assignment, the Company agreed to pay Matheny Development $2,100,000 as liquidated damages if the purchase is not closed by the due date plus extensions, unless the contract is breached by Matheny Development. If Matheny Development breaches the contract, the Company has the option of pursuing all necessary actions to obtain specific performance by Matheny Development or to assign the contract to Matheny Development and pay liquidated damages of $2,100,000. The assignment also provides that the Company pay a non-refundable extension fee of $76,562 per month to extend the contract beyond the July 31, 1999 closing date. The Company has paid $689,058 in extension payments as of December 31, 1999 and has extended the agreement through August 2000.

         An allowance of $689,058 has been set up against these land deposit payments due to uncertainty of the Company being able to finance the transaction by the August 2, 2000 due date.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

         d.  Consulting Fee Agreement

         On July 7, 1999, the Company entered into a consulting fee agreement with United Funding Solutions, Inc. (United) wherein the Company would pay United $100,000 per year for 5 years. Additionally, the Company issued United 10,000,000 shares of common stock valued at the trading price of $0.032 per share, or $32,000. Pursuant to the agreement, the Company could be required to issue up to 90,000,000 additional shares of common stock. The stock would be issued at a formula of one share for each dollar of gross profit earned by the Company.

NOTE 4 - ACCRUED EXPENSES

         The Company's accrued expenses is comprised of the following items:
                                                      March 31,     December 31,
                                                        2000            1999
                                                     -----------    ------------
         Accrued directors fees                      $    5,000      $    4,000
         Settlement agreement - former CFO               27,692          48,402
         Settlement agreement - former President         10,385          34,615
         Accrued interest payable                        20,504           7,150
         Other                                              201
                                                     -----------    ------------

              Total                                  $   63,782      $   94,308
                                                     ===========    ============

         The settlement agreements for the former President and CFO call for bi-weekly payments of $3,462 to be made to each party until paid in full.

NOTE 5 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 2000. Management intends to restructure its product lines to generate desired levels of revenues and profit as it emerges from the bankruptcy proceedings discussed in
         Note 10.

         The Company's cellular telephone battery and accessory project has proven to lack significant enough profit margins to support a significant distribution system and as a result is being de-emphasized.

         The most promising area is real estate operations. The Company is pursuing a strategy of closing on real estate without a significant down payment and relying on parcel sales to cover interest, development costs and shortfalls in operations. In the event the Company is unable to close on the land it faces significant penalties.

         The Company is also pursuing a highly speculative and uncertain acquisition. The Company estimates it would need between $2 and $5 million to complete the acquisition, $2.5 million for real estate and $1 million for overhead and battery operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 5 - GOING CONCERN (Continued)

         The Company intends to raise funding through the sale of its common stock, but has minimal funding agreements in place. In the interim, management is committed to meeting the minimum operating needs of the Company over the next 12 months.

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

         During September 1999, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling margins in the industry. The following is a summary of the loss from discontinued operations:

                                                                              From
                                                                          Inception of the
                                                                            Development
                                                                             Stage on
                                                                           December 31,
                                       For the Three Months Ended         1998 Through
                                                March 31,                   March 31,
                                        2000                  1999            2000
                                    -------------         ------------    --------------
REVENUES

  Sales, net                        $        -            $        -       $    19,595
  Cost of sales                              -                     -            20,292
                                    -------------         ------------    --------------

     Gross Margin                            -                     -              (697)
                                    -------------         ------------    --------------

EXPENSES

  General and administrative                 -                64,357         1,373,580
  Depreciation and amortization              -                 7,236                 -
                                    -------------         ------------    --------------

     Total Expenses                          -                71,593         1,373,580
                                    -------------         ------------    --------------

LOSS FROM OPERATIONS                         -               (71,593)       (1,374,277)
                                    -------------         ------------    --------------
OTHER INCOME (EXPENSE)

  Interest expense                           -                (3,364)           (5,694)
  Interest income                            -                     -                 -
  Other income                               -                 4,376                 -
  Other expense                              -              (116,944)         (226,250)
                                    -------------         ------------    --------------

     Total Other Income (Expense)            -              (115,932)         (231,944)
                                    -------------         ------------    --------------

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS (Continued)

                                                                                 From
                                                                           Inception of the
                                                                             Development
                                                                              Stage on
                                                                             December 31,
                                    For the Three Months Ended              1998 Through
                                             March 31,                        March 31,
                                        2000                  1999              2000
                                    -------------         ------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES   $         -           $  (187,525)     $(1,606,221)

INCOME TAX EXPENSE                            -                     -                -
                                    -------------         ------------    --------------

NET INCOME (LOSS)                   $         -           $  (187,525)     $(1,606,221)
                                    =============         ============    ==============

          No  income  tax  benefit  has  been   attributed   to  the  loss  from
          discontinued operations.

NOTE 7 - LONG-TERM DEBT

               Long term debt at March 31, 2000 and December 31, 1999 consisted of the following:
                                                       March 31,    December 31,
         Various notes payable given in settlement       2000            1999
         of accounts payable, non-interest bearing,   -----------   ------------
         quarterly payments of $7,405, unsecured.     $   62,923    $    67,876

         Less current maturities                         (19,858)       (19,858)
                                                      -----------   ------------

         Long-term debt                               $   43,065    $    48,018
                                                      ===========   ============

         Aggregate maturities required on long-term debt at March 31, 2000 and December 31, 1999 are as follows:

              Year                                       Amount        Amount
            --------                                  -----------   ------------
              2000                                    $   14,905     $   19,858
              2001                                        19,858         19,858
              2002                                        19,858         19,858
              2003                                         8,302          8,302
                                                      -----------   ------------

                     Total                            $   62,923     $   67,876
                                                      ===========   ============

         This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

         The balances are shown net of a discount of $33,349. Amortization of the discount amounted to $2,440 and $5,694 at, March 31, 2000 and December 31, 1999, respectively.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes Payable

         Tampa Bay Financial, Inc., a related party, loaned the Company $341,186 and $375,791 during the three months ended March 31, 2000 and the year ended December 31, 1999, respectively. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $13,354 and $7,150 at March 31, 2000 and December 31, 1999, respectively.

         An officer loaned the Company $200 during 1999. The note is payable on demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $-0- and $0 at March 31, 2000 and December 31, 1999, respectively.

         Accounts Payable

         The Company owes $20,000 and $58,058 to Tampa Bay Financial, Inc., a related party, for professional and consulting services performed during the three months ended March 31, 2000 and December 31, 1999, respectively.

NOTE 9 -  STOCK SUBSCRIPTION RECEIVABLE

          Stock subscriptions receivable at December 31, 1998 included amounts of $6,250 and $5,250 which represented notes given to the Company as consideration for stock options exercised by the President and Chief Executive Officer, and the Vice President - Finance and Chief Financial Officer, respectively. The balance of $264,625 represented an amount subscribed to by a related party to provide working capital to the Company while the Company was emerging from the bankruptcy proceedings discussed in Note 10. The notes due from the two officers were liquidated in the settlement of employment contracts, and the amount subscribed to by the related party was received in the form of services performed during 1999.

NOTE 10 - REORGANIZATION ITEMS

          On September 24, 1997, Data 1, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No.: 97-15827-8P1. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reported in the December 31, 1997 balance sheet as "liabilities subject to compromise." Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. There are no secured claims.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 10 - REORGANIZATION ITEMS (Continued)

          On June 19, 1998, the bankruptcy court entered a final order confirming the plan of reorganization. The order provided that the creditors could settle their pre-petition claims pursuant to three options. Option 1 provided for a note payable of 10% of the allowed claim payable in 17 quarterly payments beginning May 1, 1999. Option 2 provided for a combination of a note payable for 5% of the allowed claim and shares of common stock for 5% of the allowed claim. Option 3 provided for shares of common stock for 10% of the allowed claim.

          Pursuant to the confirmed plan, the Company issued notes payable totaling $235,879 with a net present value of $194,395, and issued 11,952,380 shares valued at $597,618 pursuant to the options available to the creditors.

          The Company recognized a gain on restructuring of debt of $5,956,183 in 1998.

NOTE 11 - DEVELOPMENT STAGE COMPANY

          The Company essentially has reverted to the status of a startup company as it emerged from the bankruptcy proceedings discussed in
          Note 10 and will be considered to be a development stage company as it commences its planned principal operations of retailing cellular telephone batteries and accessories and real estate development.

NOTE 12 - STOCK ISSUANCES

          During March 1999, the Company issued 2,208,400 shares of its previously authorized, but unissued, common stock for services valued at $68,460, or $0.031 per share.

          During April 1999, the Company issued 4,390,000 shares of its previously authorized but unissued common stock for services valued at $131,700, or $0.03 per share.

          During May 1999, the Company issued 242,000 shares of its previously authorized, but unissued, common stock for services valued at $10,648, or $0.044 per share.

          During  June  1999,  the  Company  issued   2,871,478  shares  of  its
          previously authorized, but unissued, common stock for services valued at $100,502, or $0.035 per share.

          During June 1999, the Company issued 840,000 shares of its previously authorized, but unissued, common stock for services valued at $29,400 or $0.035 per share.

          During  June  1999,  the  Company  issued   1,880,000  shares  of  its
          previously authorized, but unissued, common stock for services valued at $62,040, or $0.033 per share.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                             (Formerly Data 1, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 12 - STOCK ISSUANCES (Continued)

          During July 1999, the Company issued 30,439,600 shares of its previously authorized, but unissued, common stock for services valued at $691,949, cash of $543,393, property of $5,000 and debt of $99,000, or $0.044 per share.

          During December 1999, the Company issued 9,000,000 shares of its previously authorized, but unissued, common stock for services valued at $360,000, or $0.04 per share.

          Stock issuances for services and debt during 1999 were valued at the trading price on the dates of issue.

NOTE 13 - LEGAL PROCEEDINGS

          The United States Securities and Exchange Commission ("SEC") has entered a formal order of investigation styled as "In the matter of Diversified Resources Group, Inc. (NY/6573)." On or about September 30, 1999, the Company received a subpoena duces teum requesting that the Company provide the Northeast Regional Office of the SEC with various documents regarding past, present and intended business operations, financial statements and underlying financial records, prior news releases, and other documentation. The Company has provided the documentation requested and has and intends to continue to fully cooperate with this formal order of investigation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2000 and the financial statements as of and for the three and three months ended March 31, 2000 and 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the electronic components industry that have proven management and state-of-the-art technologies.. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principal
operations.......develop  and  expand our  business.  We  anticipate  that these expenses will continue to increase as our business is expanded in the future, and further anticipates that these expenses will continue to be incurred in advance of projected revenue.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. In particular, we have closed Data 1, Inc., our computer memory operation in the summer of 1999. We expect to reinvigorate the Company by upon obtaining capital, selling off real estate operations to raise additional cash and financing for our acquisitions currently under review. We anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Three Months Ended March 31, 2000 and 1999

We incurred a net loss of approximately $ (312,097) for the three months ended March 31, 2000 as compared with a net loss of $ (187,525) for the three months ended March 31, 1999. The principal difference between these periods arose from two nonrecurring items; $230,000 of losses charged to real estate investments in 2000, as opposed to $187,000 of losses from our discontinued memory division in 1999. We did have operations in the rechargeable battery area in 2000 but did not occur in 1999, as a result, only limited comparable data is presented.

Our sales and cost of sales for the three months ended March 31, 2000, were $21,903 and $9,905 compared to $-0- and $-0- in the corresponding period of the prior year when battery operations had not commenced yet. Although there were improvements resulting from a change in suppliers that increased profitability, this improvement was not sufficient to bring us to profitability without a significant Increase in sales. We incurred $3,000 of advertising costs for Cordless Power during the three months ended March 31, 2000. No amounts were expended in the prior year since battery operations did not commence until the second half of 1999. However, during the three months ended March 31, 2000, we had 88,577 page views ("hits") and 36,634 daily unique visitors ("visits") to our web site. We sold 717 batteries in the three month period ending March 31, 2000; a closing rate of 2% of visits.

Our operating expenses consist primarily of general and administrative expenses and depreciation and amortization. General and administrative expenses increased to $73,075 for the three months ended March 31, 2000 from $-0- for the three months ended March 31, 1999 (when all expenses were charged to discontinued memory operations), and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Most of these expense are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services, and expenses incurred in the due diligence process of evaluating Virotest, an acquisition which we have decided not to pursue. Salaries and commissions, which consisted entirely of consulting payments to United Funding Solutions, Inc. (a related party) for the three months ended March 31, 2000, were $25,000.

Other Expenses

The allowance for loss on real estate increased to $689,058 as of March 31, which represents the entire amounts invested. This increase was due to the monthly extension fees paid into the Falls River Land Development, which is being reserved for since there is no assurance as to the recoverability of our investment. We have made all required payments.

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of shipping equipment such as switches and points of presence, furniture and equipment, leasehold improvements, and amortization of intangible assets should they arise. We depreciate our equipment over periods ranging from five (5) to seven (7) years and amortize our intangible assets over periods ranging from three (3) to twenty-five (25) years. Depreciation and amortization expense was $5,540 for the three month period ending March 31, 2000, compared with $7,236 for the three month period ended March 31, 1999. Prior year amounts were included in income
(loss) from discontinued operations.

Interest

Interest expense was $15,794 during the three months period ended March 31, 2000 compared to $-0- in the corresponding period of the prior fiscal year, interest expense related primarily to debt undertook to settle with creditors arising from our bankruptcy. We did not incur any significant interest income or expense and did not capitalize any interest.

Inflation and Deflation

We do not believe that either inflation or deflation will have a significant effect on operations for the foreseeable future.

Market Risk Exposure

Because of the Cordless Power business, we may be subject to indirect foreign currency exchange rate risk relating to payments to suppliers. We do not consider the market risk exposure relating to foreign currency exchange to be material.

Financial Position, Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we struggle to build a successful operating business. Operating activities during the three months ended March 31, 2000 used cash of $106,833. Operating activities were primarily funded through related party advances. In addition to our operating requirements is the investment close to $230,000 in the Falls River Land Development during 2000.

Due to the need for working capital, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources, however, no assurance can he given that we will be able to obtain other commitments. We will require the proceeds of this and subsequent offerings to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy. We hope to sell the Falls River project in the future, after which we believe we will be able to pay off existing debts and have a capital base to begin pursuing acquisitions.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of radio stations at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:



      (b)   Form 8-K  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       February 20, 2001                  /s/ Carl L. Smith
--------------------------------          --------------------------------------
             Date                         Carl L. Smith, Chief Executive Officer