Form 10QSB
period 2000-06-30
DIVERSIFIED RESOURCES GROUP INC
filed 2001-03-20
CIK 891705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000.

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________.


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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 15, 2000.

                            93,237,391 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                        DIVERSIFIED RESOURCES GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet as of December 31, 2000 and June 30, 2000 ............3

           Statements of Operations for the three months and
             six months ended June 30, 2000 and 1999 ..........................5

           Statement of Stockholders' Equity (Deficit) for the six
             months ended June 30, 2000........................................7

           Statements of Cash Flows for the three and six months ended
             June 30, 2000 and 1999 ..........................................10

           Notes to Financial Statements .....................................12

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................26


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................30
Item 2.    Changes in Securities..............................................30
Item 3.    Defaults Upon Senior Securities....................................30
Item 4.    Submission of Matters to a Vote of Securities Holders .............30
Item 5.    Other Information..................................................30
Item 6.    Exhibits and Reports on Form 8-K...................................30

Signatures ...................................................................31

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

ASSETS

                                                     June 30,     December 31,
                                                       2000          1999
                                                   ------------  ------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $         28  $      3,565
  Inventory                                              12,098        14,891
  Accounts receivable                                     2,325         5,571
  Prepaid expenses, net                                       -         8,433
  Undeposited funds                                          -          1,080
                                                   ------------  ------------

     Total Current Assets                                14,451        33,540
                                                   ------------  ------------

FIXED ASSETS (Note 2)

  Computers                                              41,238        41,238
  Test equipment                                          1,569         1,569
  Office equipment                                       20,380        20,380
  Software                                               32,475        32,475
  Accumulated depreciation                              (89,486)      (83,145)
                                                   ------------  ------------

     Net Fixed Assets                                     6,176        12,517
                                                   ------------  ------------

OTHER ASSETS

  Deposits on land, net (Note 3)                              -             -
                                                   ------------  ------------

     Total Other Assets                                       -             -
                                                   ------------  ------------

     TOTAL ASSETS                                  $     20,627  $     46,057
                                                   ============  ============

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,     December 31,
                                                       2000          1999
                                                   ------------  ------------
                                                    (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                   $          -  $        987
  Accounts payable - trade                               44,143        75,446
  Accounts payable - related party (Note 8)              48,660        58,078
  Accrued expenses (Note 4)                              60,013        94,308
  Current portion of long-term debt (Note 7)             19,858        19,858
  Notes payable - related party (Note 8)              1,038,332       375,991
                                                   ------------  ------------

     Total Current Liabilities                        1,211,006       624,668
                                                   ------------  ------------

LONG-TERM DEBT (Note 7)                                  38,088        48,018
                                                   ------------  ------------

     Total Liabilities                                1,249,094       672,686
                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 1,000,000
   shares authorized, -0- shares issued and
   outstanding                                                -             -
  Common stock, $0.001 par value, 100,000,000
   shares authorized; 92,075,831 and 92,075,831
   issued and outstanding, respectively                  93,237        92,076
  Additional paid-in capital                          6,383,715     6,326,798
  Accumulated deficit prior to development stage     (4,512,614)   (4,512,614)
  Accumulated deficit from inception of the
   development stage on December 31, 1998            (3,192,805)   (2,532,889)
                                                   ------------  ------------

     Total Stockholders' Equity (Deficit)            (1,228,467)     (626,629)
                                                   ------------  ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $     20,627  $     46,057
                                                   ============  ============

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                  From
                                                                                            Inception of the
                                                                                               Development
                                                                                                Stage on
                                         For the                 For the                      December 31,
                                     Six Months Ended        Three Months Ended               1998 Through
                                         June 30,                June 30,                       June 30,
                                    2000          1999       2000         1999                     2000
                                  ---------     --------   ---------    ---------             -------------
REVENUES

  Sales, net                      $ 42,637      $      -   $  20,734    $       -              $  62,122
  Cost of sales                     13,213             -       3,308            -                 23,519
                                  ---------     --------   ---------    ---------             -------------

    Gross Margin                    29,424             -      17,426            -                 38,603
                                  ---------     --------   ---------    ---------             -------------

OPERATING EXPENSES

  General and administrative        150,571            -      77,496            -               602,429
  Depreciation and amortization       6,340            -         800            -                29,207
                                  ---------     --------   ---------    ---------             -------------

     Total Operating Expenses       156,911            -      78,296            -               631,636
                                  ---------     --------   ---------    ---------             -------------

LOSS FROM OPERATIONS               (127,487)           -     (60,870)           -              (593,033)
                                  ---------     --------   ---------    ---------             -------------

OTHER INCOME (EXPENSE)

  Allowance - land                 (491,940)           -    (262,254)           -              (951,312)
  Interest expense                  (40,489)           -     (24,695)           -               (47,639)
  Other income                            -            -           -            -                 5,400
                                  ---------     --------   ---------    ---------             -------------

     Total Other Income (Expense)  (532,429)           -    (286,949)           -              (993,551)
                                  ---------     --------   ---------    ---------             -------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                        (659,916)           -    (347,819)           -            (1,586,584)
                                  ---------     --------   ---------    ---------             -------------

LOSS FROM DISCONTINUED
 OPERATIONS                               -     (417,786)          -     (430,261)           (1,606,221)
                                  ---------     --------   ---------    ---------             -------------

LOSS BEFORE INCOME TAXES           (659,916)    (417,786)   (347,819)    (430,261)           (3,192,805)

INCOME TAX EXPENSE                        -            -           -            -                     -
                                  ---------     --------   ---------    ---------             -------------

NET LOSS                         $ (659,916)   $(417,786)  $(347,819)   $(430,261)          $(3,192,805)


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                             (Unaudited) (Continued)

                                                                                                  From
                                                                                             Inception of the
                                                                                               Development
                                                                                                Stage on
                                             For the                      For the              December 31,
                                         Six Months Ended          Three Months Ended          1998 Through
                                             June 30,                     June 30,               June 30,
                                         2000         1999            2000         1999            2000
                                      ---------    --------         --------     --------    ---------------
BASIC LOSS PER SHARE
  Loss before discontinued operations  $ (0.01)    $     -           $(0.00)      $     -
  Discontinued operations                    -       (0.01)               -         (0.01)
                                      ---------    --------         --------     --------    ---------------

BASIC LOSS PER SHARE                   $ (0.01)    $ (0.01)          $(0.00)      $ (0.01)
                                      =========    ========         ========     ========    ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         92,701,886   59,274,673      92,165,182   77,304,660
                                      =========    =========        ========     ========    ===============


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                        Additional    Stock
                                              Common Stock              Paid-in       Subscription   Accumulated
                                          Shares         Amount         Capital       Receivable     Deficit
                                      -------------   -----------     -------------  -------------   --------------
Balance, December 31, 1997              19,091,973    $    19,092     $   3,332,971  $   (115,000)   $ (9,779,570)

Adjustment for reduction of
 subscription price                              -              -          (103,500)      103,500               -

Common stock issued for cash
 at $0.05 per share                      4,707,504          4,708           230,667             -               -

Common stock issued for settlement
 of debt at $0.05 per share             11,952,380         11,952           585,666             -               -

Common stock issued for subscriptions
 receivable at $0.05 per share           5,292,496          5,292           259,333      (264,625)              -

Net income for the year
 ended December 31, 1998                         -              -                 -             -       5,266,956
                                      -------------   -----------     -------------  -------------   --------------

Balance, December 31, 1998              41,044,353    $    41,044     $   4,305,137  $   (276,125)   $ (4,512,614)
                                      -------------   -----------     -------------  -------------   --------------

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                         Additional   Stock
                                              Common Stock               Paid-in      Subscription   Accumulated
                                          Shares         Amount          Capital      Receivable     Deficit
                                      -------------   -----------     -------------  -------------   -----------
Balance, December 31, 1998              41,044,353    $    41,044     $  4,305,137   $   (276,125)   $ (4,512,614)

Receipt of stock subscription
 receivable                                      -              -                -        276,125               -

Common stock issued for services
 at $0.031 per share                     2,208,400          2,208           66,252              -               -

Common stock issued for services
 at $0.03 per share                      4,390,000          4,390          127,310              -               -

Common stock issued for services
 at $0.044 per share                       242,000            242           10,406              -               -

Common stock issued for services
 at $0.35 per share                      2,031,478          2,032           69,070              -               -

Common stock issued for services
 at $0.035 per share                       840,000            840           28,560              -               -

Common stock issued for services
 at $0.033 per share                     1,880,000          1,880           60,160              -               -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.044 per share                    30,439,600         30,440        1,308,903              -               -

Common stock issued for services
 at $0.04 per share                      9,000,000          9,000          351,000              -               -

Net (loss) for the year
 ended December 31, 1999                         -              -                -              -      (2,532,889)

Balance, December 31, 1999              92,075,831         92,076        6,326,798              -      (7,045,503)


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                        Additional    Stock
                                               Common Stock             Paid-in       Subscription    Accumulated
                                           Shares        Amount         Capital       Receivable      Deficit
                                      -------------   -----------     -------------  -------------   -----------
Common stock issued for debt at
 $0.05 per share (unaudited)             1,161,560    $    1,161       $    56,917     $       -      $        -

Net loss for the period
 ended June 30, 2000
 (unaudited)                                     -             -                 -             -        (659,916)
                                      -------------   -----------     -------------  -------------   -----------

Balance, June 30, 2000
 (unaudited)                            93,237,391    $   93,237       $ 6,383,715     $       -     $(7,705,419)

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             From
                                                                                        Inception of the
                                                                                          Development
                                                                                            Stage on
                                             For the                  For the              December 31,
                                       Six Months Ended         Three Months Ended        1998 Through
                                            June 30,                  June 30,               June 30,
                                       2000          1999         2000        1999             2000
                                   -----------    ----------   ----------   ----------    ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net loss                        $ (659,916)   $ (417,786)   $ (347,819)   $(430,261)     $(3,192,805)
   Adjustments to reconcile net
    loss to net cash (used)
    in operating activities:
     Depreciation and amortization      8,781        14,473         3,240        7,237           34,087
     Stock issued for services              -       122,347             -      122,347        1,425,300
     Stock issued for employment
      settlement                            -        47,179             -       47,179                -
     Stock issued for debt             58,078             -        58,078            -           58,078
     Allowance of deposits on land    491,940             -       262,254            -          951,312
     Stock subscription received by
      services and forgiveness              -             -             -            -          276,125
   Changes in assets and liabilities:
     (Increase) decrease in inventory   2,793           200         1,714       20,260          (11,898)
     (Increase) decrease in accounts
      receivable                        3,246             -        (1,143)      20,874           (2,325)
     Decrease in prepaid expenses       8,433         2,284           899        2,081            3,183
     Decrease in other assets           1,080         5,045             -       11,589            5,045
     Increase (decrease) in cash
      overdraft                          (987)        9,186          (816)       7,731          (17,481)
     Increase (decrease) in accounts
      payable                         (40,720)      (65,583)      (24,882)    (169,953)           8,936
     Increase (decrease) in accrued
      expenses                        (34,295)       (9,774)       (3,769)     173,618         (129,376)
                                   -----------    ----------   ----------   ----------    ---------------

     Net Cash (Used) by Operating
       Activities                    (161,567)     (292,429)      (52,244)    (187,298)        (591,819)
                                   -----------    ----------   ----------   ----------    ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Purchase of fixed assets                 -        (5,000)            -       (5,000)              -
   (Increase) in deposits on land    (491,940)            -      (262,254)           -        (951,312)
                                   -----------    ----------   ----------   ----------    ---------------
Net Cash (Used) by Investing
   Activities                        (491,940)       (5,000)     (262,254)      (5,000)       (951,312)
                                   -----------    ----------   ----------   ----------    ---------------

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                             (Unaudited) (Continued)

                                                                                                    From
                                                                                              Inception of the
                                                                                                 Development
                                                                                                  Stage on
                                                 For the                    For the              December 31,
                                            Six Months Ended          Three Months Ended        1998 Through
                                                 June 30,                   June 30,               June 30,
                                            2000          1999          2000        1999            2000
                                        -----------    ----------   ----------   ----------    ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Payments on notes payable -
    related parties                   $   (5,500)      $       -    $ (5,500)    $       -     $     (5,500)
   Proceeds from notes payable -
     related parties                     677,600               -     336,414             -        1,053,591
   Payments on notes payable             (22,130)        (12,905)    (17,177)      (12,905)         (57,784)
   Collections from related parties            -           6,984           -             -            6,984
   Issuance of common stock for cash           -         300,875           -       205,203          543,393

   Net Cash Provided by Financing
       Activities                        649,970         294,954     313,737       192,298        1,540,684
                                        -----------    ----------   ----------   ----------    ---------------

Net Increase (Decrease) in Cash           (3,537)         (2,475)       (761)            -           (2,447)

CASH AT BEGINNING OF PERIOD                3,565           2,475         789             -            2,475
                                        -----------    ----------   ----------   ----------    ---------------

CASH AT END OF PERIOD                 $       28       $       -    $     28     $       -     $         28
                                        ===========    ==========   ==========   ==========    ===============

CASH PAID FOR:

  Interest expense                    $        -       $       -    $      -     $       -     $          -
  Income taxes                        $        -       $       -    $      -     $       -     $          -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement
    of debt                           $   58,078       $       -    $      -     $       -     $    148,078
  Common stock issued for
    subscriptions receivable          $        -       $ 829,803    $      -     $ 829,803     $          -
  Common stock issued for fixed asset $        -       $       -    $      -     $       -     $      5,000
  Common stock issued for services    $        -       $ 122,347    $      -     $ 122,347     $    122,347
  Common stock issued in settlement
    of employment agreement           $        -       $  47,179    $      -     $  47,179     $          -


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. Basic Income (Loss) Per Share

         The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                           For the                          For the
                                      Six Months Ended                 Three Months Ended
                                          June 30,                          June 30,
                                      2000           1999            2000             1999
                                   ---------      ----------       ---------       ---------
Numerator:
 Loss before discontinued
  operations                    $  (659,916)     $         -     $  (347,819)   $          -
 Discontinued operations        $         -      $  (417,786)    $         -    $   (430,261)

Denominator (weighted
 average number
 of shares outstanding)          92,701,286       59,274,673      92,165,182      77,304,660

Income (loss) per share
 Net loss before
  discontinued operations       $     (0.01)     $         -     $    (0.00)    $          -
 Net income (loss)
  discontinued operations       $         -      $     (0.01)    $        -     $      (0.01)
                                   ---------      ----------       ---------       ---------
                                $     (0.01)     $     (0.01)    $    (0.00)    $      (0.01)


         Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

         c.  Income Taxes

         At June 30, 2000, the Company had a net operating loss carryforward of approximately $7,700,000 that may be offset against future taxable income in various years through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

         d. Cash Equivalents

         The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

         g.  Fixed Assets

         Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, primarily from three to seven years.

         h.  Principles of Consolidation

          The June 30, 2000 consolidated financial statements include those of the Company and its wholly-owned subsidiaries Data 1, Inc., Memory 1, Inc., and Cordless Power Corporation. All significant intercompany accounts and transactions have been eliminated.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

         n.  Unaudited Consolidated Financial Statements

         The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

         a. Leases

         Effective June 30, 1999, the Company terminated its lease for facilities in Sarasota, Florida it had been leasing on a month-to-month basis. Lease payments were $1,551 per month. The Company has since relocated to a facility leased by an affiliate company and pays rent under a consulting agreement with this company.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         c.  Real Estate

         On July 31, 1999, the Company entered into an agreement whereby it was assigned the rights to acquire a 607.74 acre tract of undeveloped land in Wake County, North Carolina from Matheny Development, LLC, ("Matheny Development"), a North Carolina limited liability controlled by James
         M. Matheny, one of the Company's directors for $21,000,000. The agreement calls for a $100,000 earnest money deposit on signing, with 75% of the $21,000,000 purchase price due in cash at July 31, 1999, and the remaining 25% balance due in the form of an interest bearing promissory note. As part of the assignment, the Company agreed to pay Matheny Development $2,100,000 as liquidated damages if the purchase is not closed by the due date plus extensions, unless the contract is breached by Matheny Development. If Matheny Development breaches the contract, the Company has the option of pursuing all necessary actions to obtain specific performance by Matheny Development or to assign the contract to Matheny Development and pay liquidated damages of $2,100,000. The assignment also provides that the Company pay a non-refundable extension fee of $76,562 per month to extend the contract beyond the July 31, 1999 closing date. The Company has paid $951,312 in extension payments as of December 31, 1999 and has extended the agreement through August 2000.

         An allowance of $951,312 has been set up against these land deposit payments due to uncertainty of the Company being able to finance the transaction by the August 2, 2000 due date.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

NOTE 4 - ACCRUED EXPENSES

         The Company's accrued expenses is comprised of the following items:

                                                    June 30,        December 31,
                                                      2000              1999

         Accrued directors fees                    $  10,000       $   4,000
         Settlement agreement - former CFO             6,923          48,402
         Settlement agreement - former President           -          34,615
         Accrued interest payable                     42,805           7,150
         Other                                           285             141
                                                   ---------       ---------

              Total                                $  60,013       $  94,308
                                                  ============   ============

         The settlement agreements for the former President and CFO call for bi-weekly payments of $3,462 to be made to each party until paid in full. During the six months ended June 30, 2000, the Company paid all amounts due to its former President.

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

         Management intends to restructure its product lines to generate desired
         levels  of  revenues   and  profit  as  it  emerges   from   bankruptcy
         proceedings.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 5 - GOING CONCERN (Continued)

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

         The Company is also pursuing a highly speculative and uncertain acquisition. The Company estimates it would need between $2 and $5 million to complete the acquisition, $2.5 million for real estate and $1 million for overhead and battery and cellular telephone accessory operations.

         Until the Company can generate sufficient funding or revenues to meet these needs, management and shareholders are committed to meeting the minimum operating needs of the Company.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

         During September 1999, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling margins in the industry. The following is a summary of the loss from discontinued operations:

                                                                                                       From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage on
                                               For the                   For the                    December 31,
                                           Six Months Ended          Three Months Ended            1998 Through
                                              June 30,                    June 30,                   June 30,
                                          2000          1999         2000          1999                2000
                                       ----------    -----------  ----------    -----------        -------------
REVENUES

  Sales, net                           $        -     $   19,595  $       -     $   20,630          $    19,595
  Cost of sales                                 -         20,356          -         20,373               20,292
                                       ----------    -----------  ----------    -----------        -------------

     Gross Margin                               -           (761)         -            257                 (697)
                                       ----------    -----------  ----------    -----------        -------------

EXPENSES

  General and administrative                    -        195,048          -        131,709            1,473,580
  Depreciation and amortization                 -         14,473          -          7,237                    -
                                       ----------    -----------  ----------    -----------        -------------

     Total Expenses                             -        209,521          -        138,946            1,473,580
                                       ----------    -----------  ----------    -----------        -------------

LOSS FROM OPERATIONS                            -       (210,282)         -       (138,689)          (1,474,277)
                                       ----------    -----------  ----------    -----------        -------------

OTHER INCOME (EXPENSE)

  Interest expense                              -         (6,729)         -         (3,365)              (5,694)
  Other income                                  -          5,400          -          1,024                    -
  Other expense                                 -       (306,175)         -       (289,231)            (226,250)
                                       ----------    -----------  ----------    -----------        -------------

     Total Other Income (Expense)               -       (307,504)         -       (291,572)            (231,944)

LOSS BEFORE
  REORGANIZATION ITEMS                          -       (517,786)         -       (430,261)          (1,706,221)
                                       ----------    -----------  ----------    -----------        -------------

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS (continued)

         During September 1999, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling margins in the industry. The following is a summary of the loss from discontinued operations:

                                                                                                        From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                      Stage on
                                                For the                   For the                   December 31,
                                           Six Months Ended          Three Months Ended             1998 Through
                                                June 30,                  June 30,                    June 30,
                                          2000          1999         2000        1999                   2000
                                       ----------    -----------  ----------    -----------        -------------
REORGANIZATION ITEMS

  Gain on restructuring of debt                -        100,000           -              -              100,000
                                       ----------    -----------  ----------    -----------        -------------

   Total Income from
     Reorganization Items                      -        100,000           -              -              100,000
                                       ----------    -----------  ----------    -----------        -------------

LOSS BEFORE INCOME TAXES                       -       (417,786)          -       (430,261)          (1,606,221)

INCOME TAX EXPENSE                             -              -           -              -                    -
                                       ----------    -----------  ----------    -----------        -------------

NET LOSS                               $       -     $ (417,786)  $       -     $ (430,261)        $ (1,606,221)
                          ==========  ==========  ========== ========== ============

         No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999



NOTE 7 - LONG-TERM DEBT

         Long term debt at June 30, 2000 and December 31, 1999 consisted of the following:

                                                        June 30,    December 31,
                                                          2000         1999
         Various notes payable given in settlement      --------    -----------
         of accounts payable, non-interest bearing,
         quarterly payments of $7,405, unsecured.       $57,946        $67,876

         Less current maturities                        (19,858)       (19,858)
                                                        --------   ------------

         Long-term debt                                 $38,088        $48,018
                                                        ========   ============

         Aggregate maturities required on long-term debt at March 31, 2000 and December 31, 1999 are as follows:

                 Year                              Amount          Amount

              2000                                $     19,858   $     19,858
              2001                                      19,858         19,858
              2002                                      18,230         19,858
              2003                                           -          8,302
                                                  ------------   ------------

               Total                              $     57,946   $     67,876
                                                  ============   ============

         This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

         The balances are shown net of a discount of $30,909. Amortization of the discount amounted to $2,440 and $5,694 at, June 30, 2000 and December 31, 1999, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes Payable

         Tampa Bay Financial, Inc., a related party, loaned the Company $667,840 and $375,791 during the six months ended June 30, 2000 and the year ended December 31, 1999, respectively. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $35,609 and $7,150 at June 30, 2000 and December 31, 1999, respectively.

         An officer loaned the Company $200 during 1999. The note is payable on demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to $10 and $-0- at June 30, 2000 and December 31, 1999, respectively.


         Accounts Payable

         The Company owes $47,950 to Tampa Bay Financial, Inc., a related party, for professional and consulting services performed during the three months ended June 30, 2000 and December 31, 1999, respectively.

          Common Stock

          the Company issued 1,161,560 shares of common stock on April 7, 2000 for repayment of $58,058 due to Tampa Bay Financial, a related party, for professional fees and expense paid on behalf of the Company that were incurred and accrued during the year ended December 31, 1999.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

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

          On June 19, 1998, the bankruptcy court entered a final order confirming the plan of reorganization. The order provided that the creditors could settle their prepetition claims pursuant to three options. Option 1 provided for a note payable of 10% of the allowed claim payable in 17 quarterly payments beginning May 1, 1999. Option 2 provided for a combination of a note payable for 5% of the allowed claim and shares of common stock for 5% of the allowed claim. Option 3 provided for shares of common stock for 10% of the allowed claim.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 12 - STOCK ISSUANCES (continued)

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

          During April 2000, the Company issued 1,161,560 shares of its previously authorized, but unissued, common stock for services and expenses valued at $58,058, or $0.05 per share.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 14 - SUBSEQUENT EVENTS

During July 2000, the Company signed a note payable with Sagedale Farms, LLC in the amount of $1,500,000. The note accrues interest at the rate designated by Wachovia Bank and interest is to be paid in monthly installments beginning August 7, 2000, and continuing until July 7, 2001, when the remaining interest and principal are due in full.


              The remainder of this page intentionally left blank.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2000 and the financial statements as of and for the three and six months ended June 30, 2000 and 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the electronic components industry that have proven management and state-of-the-art technologies.. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We hope to expand upon obtaining capital and financing for our operations. We anticipate that these expenses will continue to increase as our business is expanded in the future, and further anticipates that these expenses will continue to be incurred in advance of projected revenue.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. In particular, we have closed Data 1, Inc., our computer memory operation in the summer of 1999. We expect to reinvigorate the Company by obtaining capital, selling off real estate operations to raise additional cash, to be used for financing for current operations and our acquisitions currently under review. We anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Quarter Ended June 30, 2000 and 1999

We incurred a net loss of approximately $(347,819) for the quarter ended June 30, 2000 as compared with a net loss of $(430, 261) for the quarter ended June 30, 1999.

Our sales and cost of sales for the three months ended June 30, 2000, were $20,734 and $ 3,308 compared to $-0- and $-0- in the corresponding quarter of the prior year when there were no battery operations. Although there were improvements compared to previous quarter resulting from a change in suppliers that increased profitability, this improvement was not sufficient to bring us to profitability without a significant increase in sales. We incurred $3,020 of advertising costs for Cordless Power during the three months ended June 30, 2000. No amounts were expended in the prior year since our operations did not commence until the second half of 1999. During the three months ended June 30, 2000, we had 58,855 page views ("hits") and 23,085 daily unique visitors ("visits") to our web site. This was a 50% reduction in the number of visits and a 58% reduction in the number of hits from the previous quarter. We attributed this reduction in the effectiveness of our advertising due to increasing competition, including competition from our current and former suppliers, and the improved focus of the advertising dollar is evidenced try an improved closing rate. We sold 697 batteries in the second quarter of 2000; a closing rate of 3% of visits, and total revenue was stable. We sold 717 batteries in the first quarter of 2000, which represented a closing rate of 2%.

Our operating expenses consist primarily of general and administrative expenses and depreciation and amortization. General and administrative expenses increased to $77,496 for the quarter ended June 30, 2000 compared to $-0- in the quarter ended June 30, 1999, when expenses were charged to the discontinued memory operations segment. General and administrative expenses principally consist of payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Most of these expense are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services, and expenses incurred in the due diligence process of evaluating Virotest, Inc., a potential acquisition which we have decided not to pursue. Salaries and commissions, which consisted entirely of consulting payments to United Funding Solutions, Inc.for the three months ended June 30, 2000, were $25,000.

Depreciation and amortization expense was $800 for the three month period ending June 30, 2000, compared with $7,237 three month period ended June 30, 1999. Prior year amounts were included in income (loss) from discontinued operations.

Interest expense was $24,695 during the three months and three months period ended June 30, 2000 compared to $-0- in the corresponding period of the prior fiscal year,which were from discontinued operations. Interest expense related primarily to debt undertook to settle with creditors arising from our bankruptcy and debt incurred to fund rest estate operations. We did not incur any significant interest income or expense and did not capitalize any interest.

Six Months Ended June 30, 2000 and 1999

We incurred a net loss of approximately $659,916 for the six months ended June 30, 2000 as compared with a net loss of $417,786 for the six months ended June 30, 1999.

Our sales and cost of sales for the six months and three months ended June 30, 2000, were $42,637 and $13,217 compared to $-0- and $-0- in the corresponding period of the prior year when battery operations had not commenced yet. Although there were improvements resulting from a change in suppliers that increased profitability, this improvement was not sufficient to bring us to profitability without a significant increase in sales.

Our operating expenses consist primarily of general and administrative expenses and depreciation and amortization. General and administrative expenses increased to $150,271 for the six months ended June 30, 2000 from $-0- for the six months ended June 30, 1999 (when all expenses were charged to discontinued memory operations), and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Most of these expense are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services, and expenses incurred in the due diligence process of evaluating Virotest, an acquisition which we have decided not to pursue. Salaries and commissions, which consisted entirely of consulting payments to United Funding (a related party) for the six months ended June 30, 2000, were $50,000.

Other Expenses

The allowance for loss on real estate increased to $951,312 as of June 30, which represents the entire amount invested. This increase was due to the increased expenditures into the Falls River Land Development, which is being reserved since there is no assurance as to the recoverability of Our investment. We have made all required payments under the contract and related extension agreements.

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

Depreciation and amortization expense was $6,346 for the six month period ending June 30, 2000, compared with $14,473 for the six month period ended June 30, 1999. Prior year amounts were included in income (loss) from discontinued operations.

Interest

Interest expense was $81,664 and $4l,766 during the six month period ended June 30, 2000 compared to $-0- in both corresponding periods of the prior fiscal year. Interest expense related primarily to debt undertook to settle with creditors arising from our bankruptcy and debt incurred to fund rest estate operations. We did not incur any significant interest income or expense and did not capitalize any interest.

Inflation and Deflation

We do not believe that either inflation or deflation will have a significant effect on operations for the foreseeable future.

Market Risk Exposure

With the cessation of the Cordless Power battery business, We may be subject to limited indirect foreign currency exchange rate risk relating to payments to suppliers. However, we do not consider the market risk exposure relating to foreign currency exchange to be or to have been material.

Financial Position, Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we struggle to build a successful operating business. Operating activities during the six months ended June 30, 2000 used cash of $161,567. Operating activities were primarily funded through related party advances. In addition to our operating requirements we have invested close to $500,000 in the Falls River Land Development during 2000. These amounts were funded by Tampa Bay Financial, Inc., a related party.

Due to the need for working capital, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources, however, no assurance can be given that we will be able to obtain other commitments. We will require the proceeds of this and subsequent offerings to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy. After the end of the quarter, we were able to borrow $1,250,000 from Sagedale Farms, LLC, a North Carolina company to defray some of our costs in the Falls River Land Development. We hope to sell the Falls River project after the end of the quarter, after which we believe we will be able to pay off existing debts and have a capital base to begin pursuing acquisitions in early 2001.

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

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

            10.09       Promissory Note between the Company and Sagedale Farms,
                        LLC.

      (b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     February 20, 2001                      /s/ Carl Smith
--------------------------------               ------------------------------
             Date                            Carl Smith, Chief Executive Officer