Form 10QSB
period 2000-09-30
DIVERSIFIED RESOURCES GROUP INC
filed 2001-03-20
CIK 891705

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 2000.

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

                    355 Interstate Blvd., Sarasota, FL 34240

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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of December 14, 2000.

                            94,437,391 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                        DIVERSIFIED RESOURCES GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet as of December 31, 2000 and September 30, 2000 .......3

           Statements of Operations for the three aand nine months
             ended September 30, 2000 and 1999 ................................5

           Statement of Stockholders' Equity (Deficit) for the nine
             months ended September 30, 2000...................................6

           Statements of Cash Flows for three and nine months ended
             September 30, 2000 and 1999 ......................................8

           Notes to Financial Statements .....................................10


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...........................................21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................24
Item 2.    Changes in Securities..............................................24
Item 3.    Defaults Upon Senior Securities....................................24
Item 4.    Submission of Matters to a Vote of Securities Holders..............24
Item 5.    Other Information..................................................24
Item 6.    Exhibits and Reports on Form 8-K...................................24

Signatures....................................................................25

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

ASSETS

                                       September 30,        December 31,
                                           2000                1999
                                       -------------        ------------
                                       (Unaudited)

CURRENT ASSETS

  Cash                                 $      1,129         $      3,565
  Inventory, net                                  -               14,891
  Accounts receivable                            14                5,571
  Prepaid expenses                          186,954                8,433
  Undeposited funds                               -                1,080
                                        ------------         ------------

     Total Current Assets                   188,097               33,540
                                        ------------         ------------

FIXED ASSETS (Note 2)

  Computers                                  41,238               41,238
  Test equipment                              1,569                1,569
  Office equipment                           20,380               20,380
  Software                                   32,475               32,475
  Accumulated depreciation                  (90,504)             (83,145)
                                         ------------        ------------

     Net Fixed Assets                         5,158               12,517
                                         ------------        ------------

OTHER ASSETS

  Deposits on land, net (Note 3)                  -                    -
                                         ------------        ------------

     Total Other Assets                           -                    -
                                         ------------        ------------

     TOTAL ASSETS                      $    193,255         $     46,057
                                         ============        ============



See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  September 30,  December 31,
                                                       2000          1999
                                                  ------------   ------------
                                                    (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                   $         -   $        987
  Accounts payable - trade                              37,783         75,446
  Accounts payable - related party (Note 8)                  -         58,078
  Accrued expenses (Note 4)                             83,841         94,308
  Current portion of long-term debt (Note 7)            19,858         19,858
  Notes payable - related party (Note 8)             1,250,829        375,991
                                                   ------------  ------------

     Total Current Liabilities                       1,392,311        624,668
                                                   ------------  ------------

LONG-TERM DEBT (Note 7)                                 33,114         48,018
                                                   ------------  ------------

     Total Liabilities                               1,425,425        672,686
                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 1,000,000 shares
   authorized, -0- shares issued and outstanding             -              -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized; 94,437,391 and 92,075,831 issued and
   outstanding, respectively                            94,437         92,076
  Additional paid-in capital                         6,632,515      6,326,798
  Accumulated deficit prior to development stage    (4,512,614)    (4,512,614)
  Accumulated deficit from inception of the
    development stage on December 31, 1998          (3,446,508)    (2,532,889)
                                                   ------------  ------------

     Total Stockholders' Equity (Deficit)           (1,232,170)      (626,629)
                                                   ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                               $   193,255   $     46,057
                                                   ============  ============

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                    From
                                                                                              Inception of the
                                                                                                 Development
                                                                                                   Stage on
                                           For the                       For the                  December 31,
                                      Nine Months Ended            Three Months Ended             1998 Through
                                        September 30,                  September 30,              September 30,
                                 2000                 1999          2000          1999               2000
                             ------------         ------------   ---------     ----------        -------------
REVENUES

  Sales, net                 $         -          $          -   $       -     $        -        $          -
  Cost of sales                        -                     -           -              -                   -
                             ------------         ------------   ---------     ----------        -------------

     Gross Margin                      -                     -           -              -                   -
                             ------------         ------------   ---------     ----------        -------------

OPERATING EXPENSES

General and administrative        82,924                     -       4,567              -             543,470
Depreciation and amortization     14,815                     -       3,459              -              14,815
                             ------------         ------------   ---------     ----------        -------------

   Total Operating Expenses       97,739                     -       8,026              -             558,285
                             ------------         ------------   ---------     ----------        -------------

LOSS FROM OPERATIONS             (97,739)                    -      (8,026)             -            (558,285)
                             ------------         ------------   ---------     ----------        -------------
OTHER INCOME (EXPENSE)

  Allowance - land              (701,694)             (459,372)   (209,754)      (229,686)         (1,161,066)
  Interest expense               (81,644)                    -     (41,776)             -             (88,394)
  Other income                    13,975                     -      13,975              -              13,975
                             ------------         ------------   ---------     ----------        -------------

Total Other Income (Expense)    (769,363)             (459,372)   (237,555)      (229,686)         (1,235,485)
                             ------------         ------------   ---------     ----------        -------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                     (867,102)                    -    (245,581)            -           (1,793,770)


LOSS FROM DISCONTINUED
 OPERATIONS                      (46,517)             (730,905)     (8,122)     (542,805)          (1,652,738)
                             ------------         ------------   ---------     ----------        -------------

LOSS BEFORE INCOME TAXES        (913,619)             (730,905)   (253,703)     (542,805)          (3,446,508)

INCOME TAX EXPENSE                     -                     -           -             -                    -
                             ------------         ------------   ---------     ----------        -------------

NET LOSS                      $ (913,619)         $ (1,190,277)  $(253,703)    $(772,491)         $(3,446,508)
                             ============         ============   =========     ==========        =============

BASIC LOSS PER SHARE
  Loss before discontinued
   operations                 $    (0.01)         $      (0.01)  $   (0.00)    $   (0.00)
  Discontinued operations          (0.00)                (0.01)      (0.00)        (0.01)
                             ------------         ------------   ---------     ----------

BASIC LOSS PER SHARE          $    (0.01)         $      (0.02)  $   (0.00)    $   (0.01)
                             ============         ============   =========     ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                  92,889,820            71,589,263  93,328,695    79,544,660
                             ============         ============   =========     ==========


See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                              Additional    Stock
                                           Common Stock       Paid-in       Subscription      Accumulated
                                    Shares           Amount   Capital       Receivable        Deficit
                                 ------------      ---------  -----------   ------------      -----------
Balance, December 31, 1997        19,091,973       $  19,092  $3,332,971    $  (115,000)      $(9,779,570)

Adjustment for reduction of
 subscription price                        -               -    (103,500)       103,500                 -

Common stock issued for cash
 at $0.05 per share                4,707,504           4,708     230,667              -                 -

Common stock issued for settlement
 of debt at $0.05 per share       11,952,380          11,952     585,666              -                 -

Common stock issued for
 subscriptions receivable at
 $0.05 per share                   5,292,496           5,292     259,333       (264,625)                -

Net income for the year
 ended December 31, 1998                   -               -           -              -         5,266,956
                                 ------------      ---------  -----------   ------------      -----------

Balance, December 31, 1998        41,044,353       $  41,044  $4,305,137    $  (276,125)      $(4,512,614)
                                 ------------      ---------  -----------   ------------      -----------

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                               Additional    Stock
                                         Common Stock          Paid-in       Subscription      Accumulated
                                    Shares           Amount    Capital       Receivable        Deficit
                                 ------------      ---------  -----------   ------------      -----------
Balance, December 31, 1998        41,044,353       $  41,044  $ 4,305,137   $  (276,125)      $(4,512,614)

Receipt of stock subscription
 receivable                                -               -            -       276,125                 -

Common stock issued for services
 at $0.031 per share               2,208,400           2,208       66,252             -                 -

Common stock issued for services
 at $0.03 per share                4,390,000           4,390      127,310             -                 -

Common stock issued for services
 at $0.044 per share                 242,000             242       10,406             -                 -

Common stock issued for services
 at $0.35 per share                2,031,478           2,032       69,070             -                 -

Common stock issued for services
 at $0.035 per share                 840,000             840       28,560             -                 -

Common stock issued for services
 at $0.033 per share               1,880,000           1,880       60,160             -                 -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.044 per share              30,439,600          30,440    1,308,903             -                 -

Common stock issued for services
 at $0.04 per share                9,000,000           9,000      351,000             -                 -

Net (loss) for the year
 ended December 31, 1999                   -               -            -             -        (2,532,889)
                                 ------------      ---------  -----------   ------------      -----------

Balance, December 31, 1999        92,075,831          92,076    6,326,798             -        (7,045,503)

Common stock issued for debt at
 $0.05 per share (unaudited)       1,161,560           1,161       56,917             -                 -

Common stock issued for cash at
 $0.21 per share (unaudited)       1,200,000           1,200      248,800             -                 -

Net loss for the period
 ended September 30, 2000
 (unaudited)                               -               -            -             -          (913,619)
                                 ------------      ---------  -----------   ------------      -----------

Balance, September 30, 2000
 (unaudited)                      94,437,391       $  94,437  $ 6,632,515   $         -       $(7,959,122)
                                 ============      =========  ===========   ============      ===========

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From
                                                                                                    Inception of the
                                                                                                    Development
                                                                                                     Stage on
                                                  For the                     For the               December 31,
                                             Nine Months Ended          Three Months Ended          1998 Through
                                                September 30,              September 30,            September 30,
                                            2000             1999          2000        1999               2000
                                         ----------       ----------   -----------   ----------     ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                                $ (913,619)     $(1,190,277)   $  (253,703)   $(772,491)     $(3,446,508)
   Adjustments to reconcile net loss
    to net cash (used) in operating
    activities:
      Depreciation and amortization         14,679           21,710          3,458        7,237           37,546
      Stock issued for services                  -          691,408              -      566,921        1,425,300
      Stock issued for employment
         settlement                              -           67,039              -            -                -
      Stock issued for debt                 58,078                -              -            -           58,078
      Allowance of deposits on land        701,694                -        209,754            -        1,161,066
      Stock subscription received by
         services and forgiveness                -                -              -            -          276,125
   Changes in assets and liabilities:
      (Increase) decrease in inventory      14,891           (6,881)        12,098       (7,081)             200
      (Increase) decrease in accounts
         receivable                          5,557                -          2,311            -              (14)
      (Increase) decrease in prepaid
         expenses                         (178,521)           7,329       (186,954)           -         (190,765)
      (Increase) decrease in other
         assets                              1,080                -              -       (5,054)           5,045
      Increase (decrease) in cash
         overdraft                            (987)         (17,481)             -      (26,667)         (17,481)
      Increase (decrease) in accounts
         payable                           (95,740)         (38,138)       (55,020)      27,345          (46,085)
      Increase (decrease) in accrued
         expenses                          (10,467)         (57,264)        23,828      (47,490)        (105,548)
                                         ----------       ----------   -----------   ----------     ---------------

       Net Cash (Used) by Operating
         Activities                       (403,355)        (522,555)      (244,228)    (257,271)        (843,041)
                                         ----------       ----------   -----------   ----------     ---------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

   Purchase of fixed assets                      -           (5,500)             -         (500)          (5,500)
   (Increase) in deposits on land         (701,694)        (229,686)      (209,754)    (229,686)      (1,161,066)
                                         ----------       ----------   -----------   ----------     ---------------

Net Cash (Used) by Investing Activities   (701,694)        (235,186)      (209,754)    (230,186)      (1,166,566)
                                         ----------       ----------   -----------   ----------     ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Payments on notes payable -
    related parties                     (1,292,300)               -     (1,277,039)           -       (1,272,303)
   Proceeds from notes payable -
    related parties                        917,138                -        239,538            -        1,293,129
   Proceeds from notes payable           1,250,000                -      1,250,000            -        1,250,000
   Payments on notes payable               (22,225)        (121,445)        (7,416)    (106,145)         (65,200)
   Collections from related parties              -            6,984              -            -            6,984
   Issuance of common stock for cash       250,000          918,518        250,000      642,393          793,393
                                         ----------       ----------   -----------   ----------     ---------------
      Net Cash Provided by Financing
       Activities                        $1,102,613       $ 804,057    $   455,083   $  536,248     $  2,006,003
                                         ----------       ----------   -----------   ----------     ---------------
See Notes to Financial Statements






               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                         From
                                                                                                   Inception of the
                                                                                                     Development
                                                                                                       Stage on
                                                    For the                  For the                 December 31,
                                               Nine Months Ended        Three Months Ended           1998 Through
                                                 September 30,             September 30,             September 30,
                                            2000             1999          2000         1999             2000
                                         ----------       ----------   -----------   ----------     ---------------
Net Increase (Decrease) in Cash          $   (2,436)      $   46,316   $    1,101    $   48,791     $    (3,604)

CASH AT BEGINNING OF PERIOD                   3,565            2,475           28             -           2,475
                                         ----------       ----------   -----------   ----------     ---------------

CASH AT END OF PERIOD                    $    1,129       $   48,791   $    1,129    $   48,791     $     1,129
                                         ==========       ==========   ===========   ==========     ===============

CASH PAID FOR:

  Interest expense                       $   43,158       $        -   $   43,158    $        -     $    43,158
  Income taxes                           $        -       $        -   $        -    $        -     $         -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement
   of debt                               $   58,078       $        -   $        -    $        -     $   148,078
  Common stock issued for fixed asset    $        -       $        -   $        -    $        -     $     5,000
  Common stock issued for services       $        -       $  691,408   $        -    $  331,846     $ 1,425,300
  Common stock issued in settlement of
   of employment agreement               $        -       $   67,039   $        -    $        -     $         -

See Notes to Financial Statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

         Memory 1, Inc. (Mem 1) was organized February 6, 1996 under the laws of the State of Florida to engage in the business which includes the manufacturing and marketing of computer memory devices. During 1999, the Company discontinued the computer memory business and Mem 1 was dissolved.

         Cordless Power Corporation (CPC) was organized April 19, 1999 under the laws of the State of Florida to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida. CPC was engaging in the business of retailing cellular telephone batteries and accessories. During July 2000, the Company discontinued the retailing of cellular telephone batteries and accessories and CPC was dissolved.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. Basic Income (Loss) Per Share

         The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:


                                                For the                              For the
                                          Nine Months Ended                    Three Months Ended
                                             September 30,                         September 30,
                                       2000                1999                2000            1999
                                   -------------      --------------       -----------      ------------
Numerator:
 Loss before discontinued
  operations                       $  (867,102)        $   (459,372)       $  (245,581)     $  (229,686)
 Discontinued operations           $   (46,517)        $   (730,905)       $    (8,122)     $  (542,805)

Denominator (weighted
 average number
 of shares outstanding)             92,889,820           71,589,263         93,328,695       79,544,660

Income (loss) per share
 Net loss before
  discontinued operations          $     (0.01)        $      (0.01)       $     (0.00)    $      (0.00)
 Net income (loss)
  discontinued operations          $     (0.00)        $      (0.01)       $     (0.00)    $      (0.01)

                                   $     (0.01)        $      (0.02)       $     (0.00)    $      (0.01)
                                   =============      ==============       ===========     ==============

         Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

         c.                      Income Taxes

         At September 30, 2000, the Company had a net operating loss carryforward of approximately $7,960,000 that may be offset against future taxable income in various years through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

         d.  Cash Equivalents

         The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

         h.  Principles of Consolidation

         The September 30, 2000 consolidated financial statements include those of the Company and its wholly-owned subsidiary, Cordless Power Corporation. All significant intercompany accounts and transactions have been eliminated.

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


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

         c.  Real Estate

         On July 31, 1999, the Company entered into an agreement whereby it was assigned the rights to acquire a 607.74 acre tract of undeveloped land in Wake County, North Carolina from Matheny Development, LLC, ("Matheny Development"), a North Carolina limited liability controlled by James
         M. Matheny, one of the Company's directors, for $21,000,000. The agreement calls for a $100,000 earnest money deposit on signing, with 75% of the $21,000,000 purchase price due in cash at July 31, 1999, and the remaining 25% balance due in the form of an interest bearing promissory note. As part of the assignment, the Company agreed to pay Matheny Development $2,100,000 as liquidated damages if the purchase is not closed by the due date plus extensions, unless the contract is breached by Matheny

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

         Development. If Matheny Development breaches the contract, the Company has the option of pursuing all necessary actions to obtain specific performance by Matheny Development or to assign the contract to Matheny Development and pay liquidated damages of $2,100,000. The assignment also provides that the Company pay a non-refundable extension fee of $76,562 per month to extend the contract beyond the July 31, 1999 closing date. The Company has paid $1,161,066 in extension payments as of September 30, 2000 and has extended the agreement through November 2000.

         An allowance of $1,161,066 has been set up against these land deposit payments due to uncertainty of the Company being able to finance the transaction by the November 2, 2000 due date.

         d.  Consulting Fee Agreement

         On July 7, 1999, the Company's wholly-owned subsidiary, CPC, entered into a consulting fee agreement with United Funding Solutions, Inc. (United) wherein the Company would pay United $100,000 per year for 5 years. Additionally, the Company issued United 10,000,000 shares of common stock valued at the trading price of $0.032 per share, or $32,000. Pursuant to the agreement, the Company could be required to issue up to 90,000,000 additional shares of common stock. The stock would be issued at a formula of one share for each dollar of gross profit earned by the Company.

         During July 2000, the Company discontinued the operations of CPC. As a result, the Company has ceased paying consulting fees to United and has issued a letter terminating the consulting agreement. Management believes this will effectively terminate the agreement and absolve the Company of any further obligation.

NOTE 4 - ACCRUED EXPENSES

         The Company's accrued expenses is comprised of the following items:

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
         Accrued directors fees                         $13,000       $ 4,000
         Settlement agreement - former CFO                    -        48,402
         Settlement agreement - former President              -        34,615
         Accrued interest payable                        40,358         7,150
         Accrued finance fees                            31,500             -
         Other                                                4           141
                                                    -------------   ------------

              Total                                     $84,862       $94,308
                                                    =============   ============

         The settlement agreements for the former President and CFO call for bi-weekly payments of $3,462 to be made to each party until paid in full. During the nine months ended September 30, 2000, the Company paid all amounts due to its former President and CFO.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 4 - ACCRUED EXPENSES (continued)

         During July 2000, the Company issued a note payable for $1,250,000 and as consideration is required to present to the holder a certificate evidencing a prepaid hotel suite at the Charlotte Motor Speedway for three Winston Cup events for each of the next five years after completion of the building of a hotel. Management estimates the value of the suite to be $300 per night for seven nights, for 3 events, for five years, or $31,500. Due to the uncertainty of the building of the hotel, the entire $31,500 has been expensed in the current period.

NOTE 5 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 2000. The Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

         The company's cellular telephone battery and accessory project has proven to lack significant enough profit margins to support a distribution system and as a result has been discontinued. The most promising area is real estate operations. The Company has entered into discussions to sell its interest in property (see Note 3c) and 37,500,000 shares of common stock to Matheny Development, a related party, for forgiveness of $1,250,000 in debt due under the original assignment, the authorization of forgiveness of one-third of the $1,250,000 in debt due Sagedale Farms, LLC, $1,000,000 cash, reimbursement for $1,161,066 in amounts advanced for the property and waiver of all future fees. These amounts are expected to be collected in November 2000. The proceeds will be used pay off liabilities and to cover operating expenses for the next 12 months.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above and eventually entice acquisition candidates. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - LOSS FROM DISCONTINUED OPERATIONS

         During September 1999, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling margins in the industry. During July 2000, the Board of Directors decided to discontinue the business of its wholly-owned subsidiary, Cordless Power Corporation, due to lack of sufficient profit margins to cover expenses. The following is a summary of the loss from discontinued operations from each of these events:

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999



                                                                                                    From
                                                                                               Inception of the
                                                                                                 Development
                                                                                                   Stage on
                                              For the                       For the              December 31,
                                          Nine Months Ended           Three Months Ended         1998 Through
                                           September 30,                 September 30,           September 30,
                                        2000             1999         2000          1999             2000
                                     ----------       ----------   -----------   ----------     ---------------
REVENUES

  Sales, net                        $   42,954        $   20,378   $      317    $      783      $     62,549
  Cost of sales                         13,432            20,613          219           257            33,724
                                     ----------       ----------   -----------   ----------     ---------------

     Gross Margin                       29,522              (235)          98           526            28,825
                                     ----------       ----------   -----------   ----------     ---------------

EXPENSES

  General and administrative            56,908           498,091        8,220       532,729         1,559,313
  Depreciation and amortization              -            21,710            -         7,237                 -
                                     ----------       ----------   -----------   ----------     ---------------

     Total Expenses                     56,908           519,801        8,220       539,966         1,530,488
                                     ----------       ----------   -----------   ----------     ---------------

LOSS FROM OPERATIONS                   (27,386)         (520,036)      (8,122)     (539,440)       (1,501,663)
                                     ----------       ----------   -----------   ----------     ---------------
OTHER INCOME (EXPENSE)

  Interest expense                      (1,021)          (10,094)           -        (3,365)           (6,715)
  Other income                               -             5,400            -             -                 -
  Other expense                        (18,110)         (206,175)           -             -          (244,360)
                                     ----------       ----------   -----------   ----------     ---------------

     Total Other Income (Expense)      (19,131)         (210,869)           -        (3,365)         (251,075)

LOSS BEFORE REORGANIZATION ITEMS       (46,517)         (730,905)      (8,122)     (542,805)       (1,752,738)
                                     ----------       ----------   -----------   ----------     ---------------
REORGANIZATION ITEMS

  Gain on restructuring of debt              -                 -            -             -           100,000
                                     ----------       ----------   -----------   ----------     ---------------
Total Income from Reorganization Items       -                 -            -             -           100,000
                                     ----------       ----------   -----------   ----------     ---------------

LOSS BEFORE INCOME TAXES               (46,517)         (730,905)      (8,122)     (542,805)       (1,652,738)

INCOME TAX EXPENSE                           -                 -            -             -                 -
                                     ----------       ----------   -----------   ----------     ---------------

NET LOSS                            $  (46,517)       $ (730,905)  $   (8,122)   $ (542,805)    $  (1,652,738)
                                     ==========       ==========   ===========   ==========     ===============

         No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 7 - LONG-TERM DEBT

         Long term debt at September 30, 2000 and December 31, 1999 consisted of the following:

                                                   September 30,   December 31,
                                                       2000           1999
                                                  ------------   ------------
   Various notes payable given in settlement
   of accounts payable, non-interest bearing,
   quarterly payments of $7,405, unsecured.           $52,972         $67,876

   Less current maturities                            (19,858)        (19,858)
                                                  ------------   ------------

   Long-term debt                                 $    33,114    $     48,018
                                                  ============   ============

         Aggregate maturities required on long-term debt at September 30, 2000 and December 31, 1999 are as follows:

                 Year                                  Amount         Amount

              2000                                $      4,965   $     19,858
              2001                                      19,858         19,858
              2002                                      19,858         19,858
              2003                                       8,291          8,302
                                                  ------------   ------------

               Total                              $     52,972   $     67,876
                                                  ============   ============

         Various notes were issued under the bankruptcy proceedings discussed in
         Note 10 as payment for certain amounts due as provided for in the Company's Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

         The balances are shown net of a discount of $28,469. Amortization of the discount amounted to $13,014 and $5,694 at, September 30, 2000 and December 31, 1999, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes Payable

         During July 2000, the Company issued a note payable to Sagedale Farms, LLC, a related party, for $1,250,000 bearing interest at a variable rate based on the Wachovia Bank rate, interest is due monthly. The Company was also required to issue 1,200,000 shares of common stock upon receipt. The note is due in one year and is payable by cash of $1,250,000 or at the option of the Company, may be converted to shares of the Company's common stock so that the market value of such shares on the date of issue equals the sum of $1,250,000. As additional consideration, the Company agreed to prepay a hotel suite for seven nights for three major Winston Cup events at a yet to be built hotel at the Charlotte Motor Speedway for each of the five years following the hotel's completion. This amount has been accrued at September 30, 2000 (see Note 4).

         Interest expense amounted to $39,337 at September 30, 2000.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


         Tampa Bay Financial, Inc., a related party, loaned the Company $909,679 and $375,791 during the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $35,609 and $7,150 at September 30, 2000 and December 31, 1999, respectively.

         During July 2000, the Company repaid its loan and accrued interest from Tampa Bay Financial, Inc.

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

NOTE 10 -REORGANIZATION ITEMS

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


         Pursuant to the confirmed plan, the Company issued notes payable totaling $235,879 with a net present value of $194,395, and issued 11,952,380 shares valued at $597,618 pursuant to the options available to the creditors.

         The Company recognized a gain on restructuring of debt of $5,956,183 in 1998.

NOTE 11 -DEVELOPMENT STAGE COMPANY

         The Company essentially has reverted to the status of a startup company as it emerged from the bankruptcy proceedings discussed in Note 10 and will be considered to be a development stage company until it can establish significant operations.

NOTE 12 -STOCK ISSUANCES

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

         During July 2000, the Company issued 1,200,000 shares of common stock for cash of $250,000, or $0.21 per share, in conjunction with a note payable (see Note 7).

         Stock issuances for services and debt during 2000 and 1999 were valued at the trading price on the dates of issue.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 13 -LEGAL PROCEEDINGS

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

NOTE 14 -SUBSEQUENT EVENTS

During November 2000, the Company entered into an agreement to assign its rights to acquire certain real estate (see Note 3c) obtained from Matheny Development back to Matheny Development and issue 37,500,000 shares of common stock to Matheny Development. In exchange for assigning these rights and transferring these shares, Matheny Development has agreed to forgive $1,250,000 in debt due from the Company as outlined in the original assignment, authorize the forgiveness of one-third of the debt due Sagedale Farms, LLC (see Note 8), reimburse all amounts expended to extend the original assignment, or $1,161,066, and pay the Company $1,000,000 in cash.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2000 and December 31, 1999 and the financial statements as of and for the three and nine months ended September 30, 1999 and December 31, 1999 included with this Form 10- QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the electronics components (including computer memory, batteries and other components) industry that have proven management and state-of-the-art technologies.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. In particular, we have closed two different Company operations in the past couple of years - Cordless Power, our rechargeable battery sales operation, was closed in the summer of 2000, and Data One, our computer memory operation was closed in the summer of 1999. We expect to reinvigorate the Company by upon obtaining capital, selling off real estate operations to raise additional cash and financing for our acqusitions currently under review. We anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Quarter Ended September 30, 2000 and 1999

We incurred a net loss of approximately $(253,703) for the quarter ended September 30, 2000 as compared with a net loss of $(772,491) for the quarter ended September 30, 1999. This difference was caused primarily from the costs from the termination of our memory business in the prior year. For the quarters ended September 30, 2000 and 1999 we did not generate any revenues from continuing operations. Our operating expenses consist primarily of general and administrative expenses. General and administrative expenses increased to $8,026 for the quarter ended September 30, 2000 from $-0- for the quarter ended September 30, 1999, where all general and administrative expenses were charged to loss from continuing operations and principally include payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Depreciation and amortization expense was $-0- for the three month period ended September 30, 2000, compared with $7,237 for the three month period ended
September 30, 1999, both of which were included in income (loss) from discontinued operations. Interest expense was $41,776 during the three month period ended September 30, 2000 compared to $-0- in the corresponding period of the prior fiscal year. This increase came from the borrowing cost of a note entered into by the Company during the quarter to fund the Falls River Land Development.

Nine Months Ended September 30, 2000 and 1999

We incurred a net loss of approximately $(913,619) for the nine months ended September 30, 2000 as compared with a net loss of $(1,190,277) for the nine months ended September 30, 1999. This difference was caused primarily from the costs from the termination of our memory business in the prior year. For the nine months ended September 30, 2000 and 1999 we did not generate any revenues from continuing operations. General and administrative expense was $82,924 and $4,567 for the nine months and three months ended September 30, 1999. Most of these expense are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services, and expenses incurred in the due diligence process of evaluating the now terminated Virotest potential acquisition.

Other Expenses

The allowance for loss on real estate increased to $ 1,161,066 as of September 30, 2000, which represents the entire amounts invested. This increase was due to the increased expenditures into the Falls River Land Development, which is being reserved for since there is no assurance as to the recoverability of our investment. We have made all required payments under the contract.

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of shipping equipment such as switches and points of presence, furniture and equipment, leasehold improvements, and amortization of intangible assets should they arise. We depreciate our equipment over periods ranging from five (5) to seven (7) years and amortize our intangible assets over periods ranging from three (3) to twentyfive (25) years. Depreciation and amortization expense was $14,815 for the nine month period ended September 30, 2000, compared with $21,710 for the nine month period ended September 30, 1999. Prior year amounts were included in income (loss) from discontinued operations.

Interest

Interest expense was $81,664 during the nine month period ended September 30, 2000 compared to $10,094 in the corresponding period of the prior fiscal year charged to loss from discontinued operations. Interest expense related primarily to debt undertook to settle with creditors arising from our bankruptcy and debt incurred to fund real estate operations. We did not incur any significant interest income and did not capitalize any interest.

Discontinued Operations

Our sales and cost of sales in our discontinued battery division for the nine months ended September 30, 2000, were $42,954 and $13,432. Although there were improvements resulting from a change in suppliers that increased profitability, this improvement was not sufficient to bring us to profitability without a significant increase in sales. No advertising amounts were expended in the prior year since our operations did not commence until the second half of 1999. Although we demonstrated progress in purchasing more effective advertising during the quarter, we were never able to purchase enough cost-effective advertising to bring Cordless Power to profitability, and we were unable to work out alternative arrangements such as a sale of the division and thus shut down our operation to avoid further losses.

Inflation and Deflation

We do not believe that either inflation or deflation will have a significant effect on operations for the foreseeable future.

Market Risk Exposure

With the cessation of the Cordless Power business, We are no longer subject to indirect foreign currency exchange rate risk relating to payments to suppliers. We does not consider the market risk exposure relating to foreign currency exchange to he or to have been material.

Financial Position, Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we struggle to build a successful operating business. Operating activities during the nine months ended September 30, 2000 used cash of $403,355. Operating activities were primarily funded through proceeds from the sale of common stock of $250,000 and proceeds from the issuance of debt of $1,250,000. In addition to our operating requirements we have invested over $700,000 in the Falls River land Development during 2000.

Due to the need for working capital, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources, however, no assurance can he given that we will be able to obtain other commitments. We will require the proceeds of this and subsequent offerings to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy. Having sold the Falls River project after the end of the quarter, we believe we will be able to pay off existing debts and have a capital base to begin pursuing acquisitions in early 2001.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward- looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21 E of the Securities Exchange Act of 934. the words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used arc intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to. among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include. among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of electronic components operations at reasonable and anticipated costs to the Company: (ii) any material inability of the Company to successfully internally develop its products: (iii) any adverse effect or limitations caused by Governmental regulations: (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business: (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                                OTHER INFORMATION

Item I - Legal Proceedings

       NONE

Item 2. Changes in Securities

       NONE

Item 3. Defaults Upon Senior Securities

       NONE

Item 4. Submission of Matters to a Vote of Securities Holders

       NONE

Item 5. Other Information

       NONE

Item 6. Exhibits and Reports on Form 8-K

       (a)   Exhibits

             0. -- Assignment Agreement
             0.  Satisfaction Agreement

       (b)   Form 8-K
             none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2001                      /s/ Carl Smith
----------------                      ---------------------------------------
      Date                            Carl Smith, Chief Executive Officer