Form 10KSB
period 2000-12-31
DIVERSIFIED RESOURCES GROUP INC
filed 2001-10-10
CIK 891705

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1940

              For the transition period from ________ to _________

                        DIVERSIFIED RESOURCES GROUP, INC.
                 (Name of Small Business Issuer in our Charter)

          Utah                           0-30492                87-0427911
(State or other jurisdiction of          (S.E.C.            (I.R.S. Employer
incorporation or organization)           File No.)          Identification No.)

                355 Interstate Blvd., Sarasota, FL                   34240
             (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:          (941) 923-1949

Securities registered under Section 12(b) of the Act:

     Title of each class                      Name of each exchange on which
     to be so registered                      each class is to be registered

              N/A                                           N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.001 per share
                              (Title of Class)

Name of Each Exchange on Which Registered: None

Check whether the Issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

Check if there is no disclosure of delinquent files in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

December 31, 2001 - $374,495. There are approximately 74,898,938 shares of common voting stock of the Registrant beneficially owned by non-affiliates.
There is only a nominal public market for the common stock of the Registrant, so this computation is arbitrarily based upon a value per share of $0.005 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes  X    No

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 2001

                             Common Stock 94,437,391
                               Preferred Stock -0-

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No

==============================================================================

                        DIVERSIFIED RESOURCES GROUP, INC.

                                   FORM 10K-SB

                                TABLE OF CONTENTS

PART 1                                                                    Page

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Description of Securities............... 37

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange.................... 37

Item 10. Executive Compensation........................................... 39

Item 11. Security Ownership of Certain Beneficial Owners

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Diversified Resources Group, Inc. ("DRGI") was incorporated in the state of Utah in July 1984 under the name "Gen II, Inc.". We have had three wholly-owned subsidiaries, a Delaware subsidiary named Data-1, Inc. ("Data 1"), acquired in
1992; Memory 1, Inc. ("Mem 1"), a Florida incorporated in 1996, both organized to sell computer memory; and Cordless Power Corporation ("Cordless Power"), a
Florida corporation formed for the purpose of retailing cellular telephone batteries and accessories, incorporated in 1999. All three have been liquidated.
We are considered a development stage company because we have not generated significant revenues since emerging from bankruptcy.

We emerged from bankruptcy proceedings in 1999. In September 1997, we filed a petition for relief under Chapter 11 of the federal bankruptcy laws. The bankruptcy filing was necessary due to a number of factors including market forces, most notably a drop in memory component prices, and the deterioration of our relationship with our single significant strategic partner, Digital
Equipment Corporation ("Digital"). Prior to the bankruptcy, we were dependent on
Digital, the primary manufacturer of the memory components that we sold. We experienced substantial losses beginning in 1995 due, in part, to the decrease in profit margins on memory components, the restrictions on product lines imposed by the agreement with Digital, and Our inability to secure alternative suppliers or funding. We did obtain a funding guaranty from one of our principal stockholders, Tampa Bay Financial, Inc. ("Tampa Bay"), of the debt to Digital, up to $1 million.

Prior to the filing of the bankruptcy petition, Digital filed a complaint against us to collect on an account owing in the amount of $3,786,391, and a related complaint against Tampa Bay to collect $1,000,000. These complaints were consolidated, stayed pending the resolution of the bankruptcy proceeding, and released as part of the final bankruptcy Plan of Reorganization.

Under Chapter 11, we continued our business operations while negotiating settlements and preparing a Plan of Reorganization. Our operations during 1998 and 1997 involved the manufacturing and marketing of computer memory devices. By
December 31, 1998, we reverted to the status of a startup company, with no sustainable memory operations although we were attempting to reinvigorate our memory business. In May 1999, we changed our name to Diversified Resources
Group, Inc., to better reflect our intention to diversify operations once the emergence from bankruptcy proceedings was finalized. Final approval of the Plan of Reorganization was granted by the United States Bankruptcy Court in July
1999.

ASFT, Inc. ("ASFT"), a party related to Tampa Bay and controlled by Carl Smith, a former director who later became a director again, purchased the claim of
Digital for $728,329. Digital's claim was our largest and a plan was approved which permitted creditors to receive either stock or promissory notes. ASFT also supplementally provided us $400,000 of funding. As a result of the funding and the settlement, ASFT received 11,000,000 shares of our common stock and unrelated creditors received 952,380 shares and $232,617 in promissory notes due in 17 quarterly installments.

In 1999 and 2000, we invested a total of $1,467,314 in Falls River, a 607.74 real estate project located in North Raleigh, Wake County, North Carolina. We entered Falls River based on the representations and real estate development expertise of James M. Matheny, a North Carolina real estate developer who eventually became an affiliate of ours. In 2000, we sold our interest in Falls
River back to Mr. Matheny, and fully recovered all the amounts advanced and collected all amounts owed in early 2001.

In May 1999, we entered began discussions with James M. Matheny, one of our shareholders, concerning the exchange of our restricted stock for a real estate development project. In August 1999, we entered into an assignment agreement with Matheny Development, LLC ("Matheny Development"), an entity controlled by
James M. Matheny, by which we were assigned Matheny Development's right and interest in a Contract for the Purchase and Sale of Real Property dated April 8,
1999 (the "Purchase and Sale Contract"), between Matheny Development and PCF
Falls, LLC ("PCF"). However, since we were unable to raise the $21,000,000 of capital needed to close on the purchase of Falls River, in October, 2000, we sold our interest to Matheny for forgiveness of debts of $500,000, recovery of all amounts advanced, plus $1,000,000. We also agreed to issue Matheny
37,500,000 restricted shares of our common stock. We have reserved against our entire investment on our books until all amounts have been collected. At the time of the original transaction, Matheny owned 400,000 shares or .004% of our stock and was not an officer or director. He served on the board of directors from August 1999 to October 2000. Matheny owned 100% of PCF Falls, which had acquired the rights to purchase Falls River in April, 1999.

The Original Purchase and Sale Contract called for a $100,000 earnest money deposit on signing, with 75% of the $21,000,000 purchase price due in cash at closing, and the remaining 25% balance due in the form of an interest bearing promissory note. The original closing was to be not later than July 31, 1999, with an extension until December 1, 1999 (and subsequently extended through
2001) subject to additional non-refundable extension fee of $76,562 per month.
The extension fees were applied to the purchase price. We have extended the contract on several occasions before selling it back to Matheny. As a result of our sale of our rights back to Matheny, we believe we no longer have any additional obligation or exposure for failure to perform in any way and are currently anticipating being paid for amounts due us early in the year 2001.

The Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; to (ii)
adopt a business plan regarding engaging in business in any selected industry;
and to (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

We are currently the subject of a formal investigation by the Securities and
Exchange Commission's ("SEC") Division of Enforcement. The investigation appears to have been prompted by a press release relating to the bankruptcy settlements that included financial information showing a substantial reorganization gain.
This gain, which was due to the settlement of debt and our presentation of it in a press release, resulted in requests for information by the SEC and the initiation of the formal investigation. We have complied with all information requests from the Division of Enforcement and intend to continue cooperating fully to resolve the matters under investigation.

Summary of Recent Business Operations

During the lengthy process of our emergence from bankruptcy, we faced problems of capitalization as well as decisions about our future direction. We decided to seek out and explore a variety of potential business opportunities that might better shield the Company and our shareholders from the kind of specific market risk.

In an attempt to diversify our business operations and spread our risk exposure, we have examined several possible operations in the recent past. However, we continue to maintain our search for further opportunities in our historic core computer chip and electronics components businesses which will take advantage of our tax loss carry forwards, but have yet to complete specific transaction arrangements to do so at this time.

Effects of Existing or Probable Governmental Regulations.

Penny Stock

Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and
Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares. Rule 15g-9 of the Securities and
Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation,
          investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination;
          and

          receive a signed and dated copy of the statement from the
          investor, confirming that it accurately reflects the investor's financial situation, investment experience
          and investment goals.

Compliance with these requirements may make it harder for our stockholders to resell their shares.

Reporting Obligations

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange
Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy)
in a Current Report on Form 8-K.

Small Business Issuer

The integrated disclosure system for small business issuers adopted by the
Securities and Exchange Commission in Release No. 34-30968 and effective as of
August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The
Company is deemed to be a "small business issuer."

The Securities and Exchange Commission, state securities commissions and the
North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

OTC Bulletin Board Restrictions

Effective January 4, 1999, the NASD adopted rules and regulations requiring that prior to any issuer having its securities quoted on the OTC Bulletin Board of the NASD that such issuer must be a "reporting issuer" which is required to file reports under Section 13 or 15(d) of the Securities and Exchange Act of the
1934, as amended (the "1934 Act"). The Company is not currently a "reporting issuer," and this Registration Statement will bring the Company into compliance with these listing provision of the OTC Bulletin Board and should prevent the
NASD from delisting quotations of the Company's common stock.

Number of Employees

None.

ITEM 2.  DESCRIPTION OF PROPERTY

Our temporary principal executive offices are 355 Interstate Boulevard,
Sarasota, Florida, 34240. We pay approximately $1,000 per month for space it shares on an interim basis with Tampa Bay Financial, Inc., a related shareholder. The facility is used for office and administration.

ITEM 3. LEGAL PROCEEDINGS

We voluntarily filed for Chapter 11 Bankruptcy in the United States Bankruptcy
Court, Middle District of Florida, on September 24, 1997, Case No. 97-15827-8P.
Our Plan of Reorganization was approved by the Bankruptcy Court on June 19,
1998, and it was consummated by the Bankruptcy Court on July 13, 1999 under the
Court's final decree. A summary of the terms and creditors of the bankruptcy are as follows:

Creditors                           Amount            Number        Promissory
Receiving Stock                    of Claim         of Shares          Note

ASFT, Inc.                        $5,500,000       11,000,000
Admore Memory, Ltd.               $    2,873            1,040
American Business Credit          $    1,668              260
Anthem Electronics                $  193,504          100,360
ACSII Group, Inc.                 $    3,250            1,560
Centon Electronics, Inc.          $   10,616            5,200
Data 1 Canada, Ltd (Dr. Ebert)    $  283,492          147,160
Federal Express                   $    7,220            3,640
Harrell, Ostow, Higgins & Keane   $    9,750            4,680
Pioneer Electronics               $  388,710          201,760
LeCompte & Stevenson              $   60,750           31,200
MCI Telecommunications            $    3,718            1,560
NACM North Central                $    1,265              520
Ginger Perusek                    $    8,037            4,160
Pinto & Dubia                     $    1,784              520
RHI                               $    3,036            1,560
Sayco Equipment Sales             $    1,391              520
Westpac Technologies              $    7,500            3,640
Wyle                              $  850,925          442,000

Creditors                            Amount            Number        Promissory
Receiving Notes                     of Claim         of Shares          Note

Aloa Leasing                      $    1,668.48                     $    166.84
First Capital Exchange            $  157,500.00                     $ 15,750.00
GTE Florida, Inc.                 $    2,444.08                     $    244.41
Hamilton Hallmark                 $  727,581.08                     $ 72,758.11
Holmes, Roberts & Dunn            $    1,970.50                     $    197.05
Marshall Industries               $  128,949.75                     $ 12,849.48
Micron Semi-Conductor             $  201,000.00                     $ 20,100.00
SP Solomon Enterprise             $    4,360.63                     $    551.24
Tampa Bay Financial, Inc.         $1,100,000.00                     $110,000.00

The United States Securities and Exchange Commission ("SEC") has entered a formal order of investigation styled as "In the matter of Diversified Resources
Group, Inc. (NY/6573)." On or about September 30, 1999, we received a subpoena duces teum requesting that we provide the Northeast Regional Office of the SEC with various documents regarding past, present and intended business operations, financial statements and underlying financial records, prior news releases, and other documentation. We have provided the documentation requested and has and intends to continue to fully cooperate with this formal order of investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET INFORMATION

Until November 1, 1999, Our common stock was quoted under the symbol "DRGI"
(formerly "DMEM") on the OTC Bulletin Board of the National Association of
Securities Dealers, Inc. (the "NASD"). There is no assurance that any current market for Our common stock will develop or be maintained. For any market that develops for Our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of we and others may have a substantial adverse impact on any such public market. Information about the dates when current holders' Rule 144 holding period of "restricted securities" commenced can be found under the caption
"Recent Sales of Unregistered Securities," Part II, Item 4. A minimum holding period of one year is required for resale under Rule 144, along with other pertinent provisions, including publicly available information concerning us
(this requirement will be satisfied by the filing and effectiveness of this
Registration Statement, the passage of 90 days and the continued timely filing of all reports required to be filed with the Securities and Exchange Commission;
limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144.

Effective January 4, 1999, the NASD adopted rules and regulations requiring that prior to any issuer having our securities quoted on the OTC Bulletin Board of the NASD that such issuer must be a "reporting issuer" which is required to file reports under Section 13 or 15(d) of the 1934 Act. Under the "phase-in" schedule of the NASD, we had until November 1, 1999, within which to become a "reporting issuer," and to satisfy all comments of the Securities and Exchange Commission respecting this Registration Statement. This Registration Statement will not become effective for 60 days from the date of our filing, and we have not timely satisfied those quotation requirements of the NASD. Therefore, OTC Bulletin
Board quotations of Our common stock ceased on November 1, 1999, and our common stock has thereafter been quoted in the "Pink Sheets" of the NQB. Once the Form
10 SB has cleared comments, we will seek to have our common stock reinstated for quotations on the OTCBB.

The following quotations were provided by the National Quotation Bureau, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                            STOCK QUOTATIONS

Quarter ended:                     High            Low
March 31, 1999                    $0.04           $0.02
June 30, 1999                     $0.05           $0.03
September 30, 1999                $0.29           $0.03
December 31, 1999                 $0.08           $0.03

March 31, 2000                    $0.115          $0.025
June 30, 2000                     $0.085          $0.035
September 30, 2000                $0.07           $0.02
December 31, 2000                 $0.06           $0.015

March 31, 2001                    $0.04           $0.01
June 30, 2001                     $0.015          $0.005

RECENT SALES OF UNREGISTERED SECURITIES

2000 Issuance for Debt

In July, 2000, We issued 1,200,000 shares to Sagedale Farms LLC as partial settlement to Sagedale Farms LLC (an entity 33% owned by Mike Matheny, a director of the Company), which had loaned us $1,500,000. The shares were valued at$.21 per share for the settlement of $250,000 of debt.

1999 and 2000 Services and Sale of Stock

In 2000, we issued 1,161,560 shares of restricted common stock to Tampa Bay
Financial, Inc. to resolve $58, 078 of debt. Our also issued 1,200,000 restricted common stock to unrelated parties for $250,000 in cash.

In 1999, we issued 4,883,880 shares of Common Stock for cash, professional services and equipment. The value for the services was placed at an average of
$0.03 per share. Of these shares, a total of 2,006,720 shares was issued for services and equipment, including 1,686,720 shares to Tampa Bay Financial, Inc., and 160,000 shares each to O. Howard Davidsmeyer and Matthew Veal, two of Our directors, for director fees. The aggregate offering price for the securities issued for services was determined to be the fair market value for the services provided. The services consisted of administrative services, product line development services, and merger and acquisition services.

In 1999, We issued 33,192,120 shares of Common Stock for cash (25,695,720 shares at $0.025 per share) and services (7,496,400 shares at an average price of $0.03 per share). Of these shares, a total of 25,354,880 shares were issued to officers and directors and affiliates as follows:

 - 500,000 shares to Carl Smith III, a relative of director Carl L. Smith;
 - 12,562,800 shares to ASFT, Inc., a company controlled by Vikki C. Cook;
 - 1,000,000 shares to United Funding Solutions, Inc., an entity controlled by a former director, Christopher Beck;
 - 3,000,000 shares to Vikki Cook;
 - 5,452,080 shares to Tampa Bay Financial, Inc., a company owned 55% by Vikki
   Cook, whose president is Vikki Cook, and whose vice-president is Matthew
   Veal, a director and Chief Financial Officer;
 - 2,100,000 shares to O. Howard Davidsmeyer, our CEO;
 - 340,000 shares to Matthew Veal; and
 - 400,000 shares to James M. Matheny, a former director.

Cordless Power Consulting Services

In 1999, we issued 10,000,000 shares of Common Stock to United Funding
Solutions, Inc., a company controlled by Christopher Beck, a director, for professional services in connection with establishing Our battery division. The value for the services was placed at an average of $0.032 per share. The aggregate offering price for the securities issued for services was determined to be the fair market value for the services provided.

Prior Chief Financial Officer Settlement

In 1999, we issued 2,031,478 shares of Common Stock in settlement of an employment agreement valued at $0.033 per share. These shares were issued to
Richard L. Sovich, who retired as an officer and director in July 1999.

Stock Sale pursuant to Bankruptcy Court Authorization

In 1998, we issued 4,707,504 shares of Common Stock in a private placement for cash at an average price of $0.05 per share. Of these shares, 3,500,000 shares were issued to ASFT, Inc., a company controlled by Vikki C. Cook.

In 1998, we issued 5,292,496 shares of Common Stock in a private placement for subscription receivables at an average price of $0.05 per share to certain investors. Of these shares, 3,500,000 shares were issued to ASFT, Inc., a company controlled by Vikki C. Cook.

Bankruptcy Settlement

In 1998, in connection with our bankruptcy proceedings, we issued 11,952,380 shares of Common Stock to certain creditors for conversion of outstanding indebtedness at an average price of $0.05 per share. A total of 11,000,000 shares were issued to ASFT, Inc., a company controlled by Vikki C. Cook, which had purchased the largest claim, formerly owned by Digital Equipment
Corporation, Inc., $5,500,000 against us for $728,329.85. The remainder was issued to unaffiliated former creditors. See Item 2, Legal Proceedings for a more detailed discussion of the bankruptcy.

Each of these persons had access to all material information regarding the
Company prior to the offer or sale of these securities. We believe that all unaffiliated investors were either accredited or sophisticated; ASFT, Inc. and

Tampa Bay Financial, Inc. are beneficially owned by Vikki C. Cook who is an
"accredited investor"; and the other shares were issued to directors or executive officers who had access to all material information respecting our company. The offers and sales of all of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities
Act of 1933, as amended, pursuant to Section 4(2) thereof, and from similar applicable states' securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from required registration.

Holders

The number of record holders of our securities as of the date of this
Registration Statement is approximately 205.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any significant sales of our products, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT

This Form 1O-KSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form lO-KSB and in other places, particularly, Management's
Discussion and Analysis of Financial Condition and Results of Operations, and
include statements regarding the intent, belief or current expectations of the
Company, its directors or its officers with respect to, among other things: (i)
the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate any acquisitions of the Company at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the

Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the
Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form lO-KSB to reflect events or circumstances after the date of this Form lO-KSB or to reflect the occurrence of unanticipated events.

Overview

We voluntarily filed for Chapter 11 Bankruptcy in the United States Bankruptcy
Court, Middle District of Florida, on September 24, 1997, Case No. 97-15827-8P.
Our Plan of Reorganization was approved by the Bankruptcy Court on June 19,
1998, and it was consummated by the Bankruptcy Court on July 13, 1999 under the
Court's final decree. See Item 2, Legal Proceedings for a more detailed description of the bankruptcy proceedings.

Since filing for protection under Chapter 11 of the United States Bankruptcy
Code, In September of 1997, We have significantly curtailed our electronics components business due to our inability to obtain credit lines. We have begun the process of reinvigorating our operations and intend to pursue acquisitions in the electronic components area to take advantage of tax loss carryforwards.

After the end of the year, we sold our rights to acquire Falls River. Upon collection of the amounts owed from this sale from Mike Matheny, a related party, which occurred in February 2001, we believe we may be able to attract business opportunities which may be more lucrative than those of our recent past.

Plan of Operations

The Company's plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; to (ii)
adopt a business plan regarding engaging in business in any selected industry;
and to (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

Results of Operations

The following discussion of results of operations relates to our operations on a historical basis. Because of the decision to dispose the Cordless Power
Corporation rechargeable battery sales operations and, our agreements to acquire the rights to acquire Falls River which has since been sold, some of the historical information is no longer indicative of present or planned future operations. We expect changes in our operations to be reflected when we are no longer in the development stage.

General and Administrative Expenses

Our general and administrative expenses include overhead costs associated with our headquarters, which also serves as our operations center. General and administrative expenses have continued to increase as we develop and expand our business. We anticipate that these expenses will continue to increase as our business is expanded in the future, and further anticipates that these expenses will continue to be incurred in advance of projected revenue.

General and administrative expense was $1,775,074 for the year ended December
31, 2000. In 1999, all but $290,842 of our general and administrative expenses were associated with our electronics components operations and charged to loss from discontinued operations. Most of these expenses are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consulting services, and expenses incurred in the due diligence process of evaluating Virotest (and other uncompleted acquisitions) and legal and professional bills.

Debt Restructuring Gains

At December 31, 1998, we recognized a gain of $5,956,183 as part of our gain from discontinued operations on the restructuring of debt pursuant to our
Chapter 11 bankruptcy Plan of Reorganization. The gains on restructuring of debts represent settlement of past debts and do not reflect our revenues. We did not recognize any such gains in 2000 and do not expect to recognize any additional debt restructuring gains during the next 12 months.

Other Expenses

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of shipping equipment, furniture and equipment, leasehold improvements, and amortization of intangible assets should they arise. We depreciate our equipment over periods ranging from five (5) to seven (7) years and amortize our intangible assets over periods ranging from three (3) to twenty-five (25) years. Depreciation and amortization expense was $17,396 for the year ended December 31, 2000 compared to $22,867 for the year ended December 31, 1999. Prior year amounts were included in income
(loss) from discontinued operations.

Interest and Other

Interest expense was $170,992 and $7,150 for the years ended December 31, 2000 and 1999 respectively. Interest expense related primarily to debt undertook to settle with creditors arising from Our bankruptcy and debt incurred to fund real estate operations. We did not incur any significant interest income or expense and did not capitalize any interest.

The allowance for loss on real estate remained at $459,372 as of December 31,
2000 and 1999. This was due to the uncertainty of recovery of certain expenditures into the Falls River Land Development, which is being reserved. We have made all required payments to date under our extension agreement, ultimately recovered all cash amounts expended on the project.

Operations

Our revenues in our discontinued battery division were $0 and our cost of sales was $0 for the year ended December 31, 2000, as compared to zero for the year ended December 31, 1999. We had a business operation in Cordless Power that was shut down our operation to avoid further losses in August 2000 and recorded as a discontinued operation.

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

Financial Position, Liquidity and Capital Resources

Due to the need for working capital, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources, however, no assurance can be given that we will be able to obtain other commitments. We have been funded through various equity and debt issuances in the recent past. Our belief is that the collection of the proceeds from the sale of our real estate operations (approximately $2.5 million in cash) will make us able to attract promising operating companies for mergers in our business line. Thereafter, we may need additional capital. Any potential merger and/or future equity investments may have a dilutive effect on the percentage of ownership of our present shareholders. There can be no assurances that future capital will become available when needed, or at all.

These mergers may not come to fruition, or may result in substantial dilution to investors if they do come to fruition. There can be no assurance that we will be able to raise all needed amounts of capital. In the event that we are not able to obtain the needed funds in the future, we may not be able to continue operations or put our business plan into full effect.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated balance sheets of Diversified Resources Group, Inc. and
Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended
December 31, 2000 and 1999, have been examined to the extent indicated in their reports by HJ & Associates, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange
Commission and are included herein.

                        DIVERSIFIED RESOURCES GROUP, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S

                                       17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Diversified Resources Group, Inc. and Subsidiaries
(A Development Stage Company)
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of Diversified
Resources Group, Inc. and Subsidiaries (a development stage company) as of
December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31,
2000 and 1999 and from the inception of the development stage on December 31,
1998 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Diversified Resources Group, Inc. and Subsidiaries (a development stage company)
as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from the inception of the development stage on December 31, 1998 through December 31,
2000 in conformity with accounting principles generally accepted in the United
States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company's recurring losses from operations and net accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
June 6, 2001

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                       December 31,
                                                           2000

CURRENT ASSETS

   Cash                                                $     1,276
   Prepaid expenses                                          1,415

   Total Current Assets                                      2,691

FIXED ASSETS (Note 2)

   Computers                                                41,238
   Test equipment                                            1,569
   Office equipment                                         20,380
   Software                                                 32,475
   Accumulated depreciation                                (90,780)

     Net Fixed Assets                                        4,882

OTHER ASSETS

   Deposits on land, net (Note 3)                        1,007,942

     Total Other Assets                                  1,007,942

     TOTAL ASSETS                                      $ 1,015,515
                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                December 31,
                                                                    2000

CURRENT LIABILITIES

   Accounts payable - trade                                     $     8,826
   Accrued expenses (Note 4)                                         86,556
   Accrued brokerage fees (Note 3)                                1,250,000
   Current portion of long-term debt (Note 7)                     1,687,327
   Notes payable - related party (Note 8)                           206,715

     Total Current Liabilities                                    3,239,424

LONG-TERM DEBT (Note 7)                                              28,160

     Total Liabilities                                            3,267,584

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value,
    1,000,000 shares authorized,
    -0- shares issued and outstanding                                     -
   Common stock, $0.001 par value,
    100,000,000 shares authorized;
    issued and outstanding 94,437,391 shares                         94,437
   Additional paid-in capital                                     6,697,883
   Accumulated deficit prior to development stage                (4,512,614)
   Accumulated deficit from inception of the
    development stage on December 31, 1998                       (4,531,775)

     Total Stockholders' Equity (Deficit)                        (2,252,069)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 1,015,515
                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                                                                         From
                                                                                   Inception of  the
                                                                                      Development
                                                                                        Stage on
                                                                                      December 31,
                                                        For the Years ended           1998 Through
                                                            December 31,              December 31,
                                                       2000             1999             2000

REVENUES

   Sales, net                                     $          -      $         -     $          -
   Cost of sales                                             -                -                -

     Gross Margin                                            -                -                -

OPERATING EXPENSES

   General and administrative                        1,775,074          390,842        2,165,916
   Depreciation and amortization                        17,396           22,867           40,263

     Total Operating Expenses                        1,792,470          413,709        2,206,179

LOSS FROM OPERATIONS                                (1,792,470)        (413,709)      (2,206,179)

OTHER INCOME (EXPENSE)

   Allowance - land                                          -         (459,372)        (459,372)
   Interest expense                                   (170,992)          (7,150)        (178,142)
   Other expense                                           (10)               -              (10)
   Other income                                              -            5,400            5,400
   Gain on settlement of debt                           13,975                -           13,975

     Total Other Income (Expense)                     (157,027)        (461,122)        (618,149)

LOSS BEFORE DISCONTINUED OPERATIONS                 (1,949,497)        (874,831)      (2,824,328)

LOSS FROM DISCONTINUED OPERATIONS (Note 6)             (49,389)      (1,658,058)      (1,707,447)

LOSS BEFORE INCOME TAXES                            (1,998,886)      (2,532,889)      (4,531,775)

INCOME TAX EXPENSE                                           -                -                -

NET LOSS                                          $ (1,998,886)     $(2,532,889)    $ (4,531,775)
                                                  =============     ============    =============

BASIC LOSS PER SHARE
   Loss before discontinued operations            $      (0.02)     $     (0.01)
   Discontinued operations                               (0.00)           (0.03)

BASIC LOSS PER SHARE                              $      (0.02)     $     (0.04)
                                                  =============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 93,509,979       62,901,490
                                                  =============     ============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                            Additional      Stock
                                                   Common Stock              Paid-In     Subscription      Accumulated
                                               Shares         Amount         Capital      Receivable         Deficit

Balance, December 31, 1998                 41,044,353        $ 41,044      $ 4,305,137    $ (276,125)     $(4,512,614)

Receipt of stock subscription
 receivable                                         -               -                -       276,125                -

Common stock issued for services
 at $0.031 per share                        2,208,400           2,208           66,252             -                -

Common stock issued for services
 at $0.03 per share                         4,390,000           4,390          127,310             -                -

Common stock issued for services
 at $0.044 per share                          242,000             242           10,406             -                -

Common stock issued for services
 at $0.35 per share                         2,031,478           2,032           69,070             -                -

Common stock issued for services
 at $0.035 per share                          840,000             840           28,560             -                -

Common stock issued for services
 at $0.033 per share                        1,880,000           1,880           60,160             -                -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.044 per share                       30,439,600          30,440        1,308,903             -                -

Common stock issued for services
 at $0.04 per share                         9,000,000           9,000          351,000             -                -

Net (loss) for the year
 ended December 31, 1999                            -               -                -             -       (2,532,889)

Balance, December 31, 1999                 92,075,831        $ 92,076      $ 6,326,798    $        -      $(7,045,503)

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Additional      Stock
                                                   Common Stock              Paid-In     Subscription      Accumulated
                                               Shares         Amount         Capital      Receivable         Deficit

Balance, December 31, 1999                 92,075,831        $  92,076     $ 6,326,798   $        -        $ (7,045,503)

Common stock issued for debt
 at $0.07 per share                         1,161,560            1,161          80,148            -                   -

Common stock issued for debt
 at $0.21 per share                         1,200,000            1,200         248,800            -                   -

Contributed capital                                 -                -          42,137            -                   -

Net loss for the year ended
 December 31, 2000                                  -                -               -            -          (1,998,886)

Balance, December 31, 2000                 94,437,391        $  94,437     $ 6,697,883   $        -        $ (9,044,389)
                                           ==========        =========     ===========   ===========       =============

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                      From
                                                                                                Inception of the
                                                                                                   Development
                                                                                                    Stage on
                                                                                                   December 31,
                                                                      For the Years ended         1998 Through
                                                                          December 31,            December 31,
                                                                     2000             1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss S/B broken out between continuing and               $(1,998,886)    $(2,532,889)    $ (4,531,775)
    discount operations
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
   Depreciation and amortization                                     17,396          22,867           40,263
    Gain on settlement of debt of debt                              (13,975)              -          (13,975)
    Stock issued for services                                             -       1,425,300        1,425,300
    Allowance of deposits on land                                         -         459,372          459,372
   Stock subscription received by services and forgiveness                -         276,125          276,125
    Loan service fee                                                410,077               -          410,077
   Changes in assets and liabilities:
   (Increase) decrease in inventory                                  14,891         (14,691)             200
   (Increase) decrease in accounts receivable                         5,571          (5,571)               -
   (Increase) decrease in prepaid expenses                            7,017          (5,250)           1,767
   (Increase) decrease in other assets                                1,080           3,965            5,045
    Increase (decrease) in cash overdraft                              (987)        (16,494)         (17,481)
   Increase (decrease) in accounts payable                          (52,644)         49,655           (2,989)
    Increase (decrease) in brokerage fees payable                 1,250,000               -        1,250,000
   Increase (decrease) in accrued expenses                           (7,752)        (95,081)        (102,833)

     Net Cash(Used) by Operating Activities                        (368,212)       (432,692)        (800,904)

CASH FLOWS FROM INVESTING ACTIVITIES:

  (Increase) in deposits on land                                 (1,007,942)       (459,372)      (1,467,314)

     Net Cash Used by Investing Activities                       (1,007,942)       (459,372)      (1,467,314)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - related party                    1,352,699         375,991        1,728,690
   Payments on notes payable - related party                     (1,498,744)              -       (1,498,744)
   Proceeds from notes payable                                    1,500,000               -        1,500,000
   Payments on notes payable                                        (22,227)        (33,214)         (55,441)
   Collections from related parties                                       -           6,984            6,984
   Issuance of common stock for cash                                      -         543,393          543,393
   Contributed capital                                               42,137               -           42,137

       Net Cash Provided by Financing Activities                $ 1,373,865     $   893,154     $  2,267,019

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                      From
                                                                                                Inception of the
                                                                                                   Development
                                                                                                    Stage on
                                                                                                   December 31,
                                                                      For the Years ended         1998 Through
                                                                          December 31,            December 31,
                                                                     2000              1999          2000

Net Increase (Decrease) in Cash                                 $     (2,289)    $       1,090    $     (1,199)

CASH AT BEGINNING OF YEAR                                             3,565             2,475           2,475

CASH AT END OF YEAR                                             $      1,276     $       3,565    $      1,276
                                                                =============    =============    =============

CASH PAID FOR:

  Interest expense                                              $          -     $           -    $          -
  Income taxes                                                  $          -     $           -    $          -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of debt                     $    331,309     $      90,000    $    421,309
  Common stock issued for fixed asset                           $          -     $       5,000    $      5,000

The accompanying notes are an integral part of these consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

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

        Cordless Power Corporation was organized April 19, 1999 under the laws of the
        State of Florida to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Florida. Cordless Power
        Corporation was originally engaged in the business of retailing cellular telephone batteries and accessories. During 2000, Cordless Power Corporation discontinued operations.

        On May 17, 1999, the shareholders of the Company approved and amended the
        Articles of Incorporation to increase the Company's authorized common shares to
        100,000,000.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.      Accounting Method

        The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

        B.      Basic (Loss) Per Share

        The computation of basic (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements as follows:

                                                      For the Years Ended
                                                          December 31,
                                                   2000                  1999
        Numerator:
         Loss before discontinued operations   $(1,949,497)          $  (874,831)
         Discontinued operations               $   (49,389)          $(1,658,058)

        Denominator (weighted average number
        of shares outstanding)                  93,509,979            62,901,490

         Loss per share
         Loss before discontinued operations   $     (0.02)          $     (0.01)
         Discontinued operations               $     (0.00)          $     (0.03)

                                               $     (0.02)          $     (0.04)
                                               ============          ============

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b. Basic Income (Loss) Per Share (Continued)

        Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

        a. Income Taxes

        The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                                For the Year
                                                                   Ended
                                                                December 31,
                                                                    2000

        Income tax benefit at statutory rate                   $   128,747
        Change in valuation allowance                             (128,747)

                                                               $         -
                                                               ============

        Deferred tax assets at December 31, 2000 are
        comprised of the following:

        Net operating loss carryforward                        $ 3,664,582
        Depreciation                                                     -
        Valuation allowance                                     (3,664,582)

                                                               $         -
                                                               ============

        At December 31, 2000, the Company had a net operating loss carryforward of approximately $10,893,638 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation allowance of the same amount.

        b. Cash Equivalents

        The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

        c. Revenue Recognition

        Revenue was recognized upon shipment of goods to the customer. Sales primarily required immediate payment or cash on delivery. Now that the Company had discontinued the operations of Cordless Power, there are currently no sources of revenue.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        h. Principles of Consolidation

        The consolidated financial statements include those of the Company and its wholly-owned subsidiaries Data 1, Inc., Memory 1, Inc., and Cordless Power
        Corporation. All significant intercompany accounts and transactions have been eliminated.

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

        k. Recent Accounting Pronouncements

        The Company has adopted the provisions of FASB Statement No. 138 "Accounting for
        Certain Derivative Instruments and Hedging Activities, (an amendment of FASB
        Statement No. 133.)" Because the Company had adopted the provisions of FASB
        Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        k. Recent Accounting Pronouncements (Continued)

        The Company has adopted the provisions of FASB Statement No. 140 "Accounting for
        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
        (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

        The Company has adopted the provisions of FIN 44 "Accounting for Certain
        Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
        25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123.
        Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

        l. Long-Lived Assets

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
                           December 31, 2000 and 1999

NOTE 3- COMMITMENTS AND CONTINGENCIES

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

        On May 31, 1999, the Company and the President and Chief Executive Officer of
        the Company entered into a settlement of employment agreement, wherein, for certain considerations, including his resignation, he would receive $100,000 plus continued health benefits payable over a 54 week period. On July 12, 1999, the Company and the Vice President - Finance and Chief Financial Officer entered into an identical agreement. The President and Chief Executive Officer was fully paid in April of 2000 and the Vice-President and Chief Financial Officer was
        fully paid in July of 2000.

        c. Real Estate

        On July 31, 1999, the Company entered into an agreement whereby it was assigned the rights to acquire a 607.74 acre tract of undeveloped land in Wake County,
        North Carolina from Matheny Development, LLC, ("Matheny Development"), a North
        Carolina limited liability controlled by James M. Matheny, one of the Company's directors for $21,000,000. The agreement called for a $100,000 earnest money deposit on signing, with 75% of the $21,000,000 purchase price due in cash at
        July 31, 1999, and the remaining 25% balance due in the form of an interest bearing promissory note. As part of the assignment, the Company agreed to pay
        Matheny Development $2,100,000 as liquidated damages if the purchase was not closed by the due date plus extensions, unless the contract is breached by
        Matheny Development. If Matheny Development breaches the contract, the Company had the option of pursuing all necessary actions to obtain specific performance by Matheny Development or to assign the contract to Matheny Development and pay liquidated damages of $2,100,000. The assignment also provided that the Company pay a non-refundable extension fee of $76,562 per month to extend the contract beyond the July 31, 1999 closing date. The Company had paid $459,372 in extension payments through December 31, 1999 and has extended the agreement through August 2000.

        An allowance of $459,372 had been set up against these land deposit payments due to uncertainty of the Company being able to finance the transaction by the
        August 2, 2000 due date.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3- COMMITMENTS AND CONTINGENCIES (Continued)

        c. Real Estate (Continued)

        During November 2000, the Company entered into an agreement to assign its rights to acquire certain real estate obtained from Matheny Development back to Matheny
        Development and issue 37,500,000 shares of common stock to Matheny Development.
        In exchange for assigning these rights and transferring these shares, Matheny
        Development has agreed to forgive $1,250,000 in debt due from the Company as outlined in the original assignment, authorize the forgiveness of one-third of the debt due Sagedale Farms, LLC, reimburse all amounts expended to extend the original assignment, or $1,467,314, and pay the Company $1,000,000 in cash. As a result of the rights back to Matheny, the Company believes it no longer has any additional obligation or exposure for failure to perform in any way. The Company received all amounts due under this agreement in February 2001 and anticipates issuing the shares in the near future.

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

        On September 20, 2000, the contract with United Funding Solutions, Inc. was terminated by the Company due to the fact that the Company had discontinued
        operations and United Funding Solutions, Inc was not performing the services required by the contract.

NOTE 4- ACCRUED EXPENSES

        The Company's accrued expenses is comprised of the following items:
                                                  December 31,
                                                      2000
        Accrued directors fees                     $ 16,000
        Accrued interest payable                     70,552
        Other                                             4

            Total                                  $ 86,556
                                                   ========

NOTE 5- GOING CONCERN

        The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December
        2000. Management intends to restructure its product lines to generate desired levels of revenues and profit as it emerges from the bankruptcy proceedings discussed in Note 10.

        The Company is also considering pursuit of a highly speculative and uncertain startup venture. The Company estimates it would need approximately $500,000 to complete the acquisition, which the Company has available from the subsequent sale of its real estate. There can be no assurance that the Company will pursue this venture or of its ultimate success.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5- GOING CONCERN (Continued)

        The Company intends to raise funding through the sale of its common stock, but has minimal funding agreements in place. In the interim, management is committed to meeting the minimum operating needs of the Company over the next 12 months.

NOTE 6- LOSS FROM DISCONTINUED OPERATIONS

        In August 2000, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling profit margins in the industry. The following is a summary of the loss from discontinued operations:

                                                                               From
                                                                          Inception of the
                                                                            Development
                                                                              Stage on
                                                                            December 31,
                                                  For the Years Ended       1998 Through
                                                      December 31,          December 31,
                                                 2000             1999          2000
REVENUES

  Sales, net                                  $  43,376       $    39,080   $    82,456
  Cost of sales                                  24,588            30,598        55,186

     Gross Margin                                18,788             8,482        27,270

EXPENSES

  General and administrative                     66,939         1,434,596     1,501,535
  Depreciation and amortization                       -                 -             -

     Total Expenses                              66,939         1,434,596     1,501,535

LOSS FROM OPERATIONS                            (48,151)       (1,426,114)   (1,474,265)

OTHER INCOME (EXPENSE)

  Interest expense                               (1,238)           (5,694)       (6,932)
  Other expense                                       -          (226,250)     (226,250)

     Total Other Income (Expense)                (1,238)         (231,944)     (233,182)

NET LOSS BEFORE INCOME TAXES                    (49,389)       (1,658,058)   (1,707,447)

INCOME TAX EXPENSE                                    -                 -             -

NET (LOSS)                                    $ (49,389)      $(1,658,058)  $(1,707,447)
                                              ==========      ============  ============

No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 7- LONG-TERM DEBT

        Long-term debt at December 31, 2000 consisted of the following:

        Note payable to Sagedale Farms, LLC, bearing 10% interest,
        due July 7, 2001.                                            $ 1,660,077

        Various notes payable given in settlement of accounts
        payable, non-interest bearing, quarterly payments of
        $7,405, unsecured.                                                55,410

        Total                                                          1,715,487

        Less current maturities                                       (1,687,327)

        Long-term debt                                               $    28,160
                                                                     ============

Aggregate maturities required on long-term debt at December 31, 2000 are as follows:

        Year                                    Amount

        2001                                 $ 1,687,327
        2002                                      19,858
        2003                                       8,302

        Total                                $ 1,715,487
                                             ===========

        This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's
        Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

        The balances are shown net of a discount of $26,029. Amortization of the discount was $9,761 for the year ended December 31, 2000.

NOTE 8- RELATED PARTY TRANSACTIONS

        Notes Payable

        Tampa Bay Financial, Inc., a related party, has an open line of credit with the
        Company with a balance outstanding of $206,515 at December 31, 2000. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $38,818 for the year ended December 31, 2000.

        An officer loaned the Company $200 during 1999. The note is payable on demand and accrues interest at 10% per annum, unsecured. Interest expense amounted to
        $20 for the year ended December 31, 2000.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9- STOCK SUBSCRIPTION RECEIVABLE

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

NOTE 10- REORGANIZATION ITEMS

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

NOTE 11- DEVELOPMENT STAGE COMPANY

        The Company essentially has reverted to the status of a startup company as it emerged from the bankruptcy proceedings discussed in Note 10 and will be considered to be a development stage company as it recommences its planned principal operations in the computer chip business.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 12- STOCK ISSUANCES

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
        per share.

        During April 2000, the Company issued 1,161,560 shares of common stock for debt at $0.07 per share for a total of $81,309.

        During July 2000, the Company issued 1,200,000 shares of common stock for debt at $0.21 per share for a total of $250,000.

        Tampa Bay Financial, a shareholder of the Company, contributed $42,137 for expenses.

        Stock issuances for services and debt during 2000 and 1999 were valued at the trading price on the dates of issue.

NOTE 13- LEGAL PROCEEDINGS

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 14- SUBSEQUENT EVENT

        In January 2001, the Company reached a final financial settlement with Mike
        Matheny and affiliated entities (MMP Associates, formerly known as Sagedale
        Farms, LLC, which Matheny had acquired the remaining 66% that he had not previously owned, and Matheny Development, LLC). The agreement called for DRGI to receive from Matheny Development, LLC 41,496,391 as reimbursements for all amounts advanced in connection with the Falls River Land Development and
        $1,000,000 in cash; in turn, the Company agreed to pay $1,510,077 to Wachovia
        Bank for the benefit of MMP Associates, LLC, and $150,000 and 37,500,000 restricted common shares to Matheny as settlement for all amounts owed and due between the companies. All cash amounts were disbursed in February 2001 and the
        Company plans to issue the stock later in the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the independent accountants of the Company during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The names of our executive officers and directors and the positions held by each of them are set forth below:

Name                        Age     Position               Held Position Since

O. Howard Davidsmeyer, Jr.   78     Chairman, C.E.O.             1/92

Carl L. Smith                58     Director                     4/99

Matthew A. Veal              42     Director                     2/96
                                    Secretary/Treasurer

The term of office of each director is one year and until his or her successor is elected at our annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

BUSINESS EXPERIENCE

Set forth below is certain business information with respect to each of our officers and directors.

O. Howard Davidsmeyer, Chairman of the Board of Directors. Mr. Davidsmeyer is 78
years of age. Mr. Davidsmeyer has been our chairman from 1994 to 1996 and again from 1997 to present. He also served as CEO from 1994 to 1995 and again from
September 1999 to present. He has also served as chairman of DNA Print Genomics,
Inc. f/k/a Catalyst Communications, Inc. from 1994 to 2000. Mr. Davidsmeyer's career extends many years and includes a variety of business and civic accomplishments.

Carl L. Smith, Director. Mr. Smith is 58 years of age. Mr. Smith is an entrepreneur in marketing, sales and business development. Mr. Smith has served as the CEO of DNA Print Genomics, Inc. f/k/a Catalyst Communications, Inc. from
1994 to present and has served on the Board of Directors of Diversified
Resources Group, Inc. from 1994 to 1996 and from April 1999 to present. Mr.
Smith has also been chairman of Tampa Bay Financial, Inc. from 1994 to present.

Matthew A. Veal, CFO. Mr. Veal is 42 years of age. Mr. Veal, a CPA, is currently
CFO for DNA Print Genomics, Inc. f/k/a Catalyst and Tampa Bay Financial. From

1997 to 1998 he was Chief Accounting Officer for Kosmas Group International.
From 1995 to 1997 he was CFO for Catalyst and from 1994 to 1995 he was CFO for
ComCentral Corp. Mr. Veal served on the Boards of Directors of ComCentral and
Data 1. Mr. Veal is a graduate of the University of Florida School of
Accounting.

Family Relationships

There are no family relationships between any directors or executive officers of the Company or any persons owning or controlling more than 5% of of its outstanding common stock.

Involvement in Certain Legal Proceedings

During the past five years, except as noted below, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

- was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time, except Mr. Veal, Mr. Smith and Mr. Davidsmeyer having served as officers and directors of Diversified Resources Group, Inc. and Catalyst
Communications, Inc., which filed for bankruptcy in 1997 and 1998, respectively;

- was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- was found by a court of competent jurisdiction (in a civil action), the
Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Executive Committee: In December 2000, the Board of Directors established an executive committee (the "Executive Committee"), which is granted such authority as may be determined from time to time by a majority of the Board of Directors.
The Executive Committee will consist of Messrs. Davidsmeyer and Smith.

Audit Committee: The Board of Directors has established an audit committee (the
"Audit Committee"), which consists of two or more directors (currently Smith and
Davidsmeyer). The Audit Committee was established to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees, and review the adequacy of Our internal accounting controls.

Compensation Committee: The Board of Directors intends to establish a compensation committee (the "Compensation Committee"), which would consist of two or more non-employee or independent directors to the extent required by Rule
16b-3 under the Exchange Act and Section 162(m) of the Code, to determine compensation for our senior executive officers. This has been tabled until there are employees.

Nominating Committee: Shortly after October, 2001, the Board of Directors intends to establish a nominating committee (the "Nominating Committee"), which will initially consist of Messrs. Smith and Veal. The function of the Nominating
Committee will be to recommend to the full board of Directors nominees for election as directors and the composition of committees of the Board of
Directors.

The Board of Directors initially will not have any other committees.

Director Compensation

Except for those shares granted to directors for board services (see "Certain
Relationships and Related Transactions" and "Recent Sales of Unregistered
Securities"), We do not currently contemplate any compensation to our directors for 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years or our principal subsidiaries chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000 the end of our last completed fiscal year). During the periods covered by the table, Mr. Kamkar served as President.
Mr. Kamkar was also President of the two subsidiaries. Mr. Kamkar resigned all positions effective April 1999. During the periods covered by the table, Mr.
Sovich served as Vice-President. Mr. Sovich resigned his position effective June
30, 1999.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

               Annual Compensation                         Awards               Payouts
Name and                                  Other      Restricted
Principal                                Annual        Stock   Options      LTIP   All other
Position     Year    Salary  Bonus($)  Compensation    Awards   /SARs     Payout  Compensation

Michael    12/31/00             0          0             0        0          0         0
Kamkar,    12/31/99  38,795     0          0             0        0          0    48,462(1)
Former     12/31/98 110,427     0          0             0        0          0         0
President

Richard     12/31/00    0       0          0             0        0          0         0
L. Sovich,  12/31/99  48,209    0          0             0        0          0     101,654(2)
Former      12/31/98  92,282    0          0             0        0          0         0
Vice President

O. Howard   12/31/00    0       0          0             0        0          0         0
Davidsmeyer 12/31/99    0       0          0             0        0          0         0
Jr.Chairman 12/31/98    0       0          0          4,000(3)    0          0         0
and CEO

Carl L.     12/31/00    0       0          0             0     58,078(4)     0         0
Smith,      12/31/99    0       0          0             0    269,512(4)     0         0
Director    12/31/98    0       0          0             0         0         0         0

Christopher 12/31/99    0       0          0         320,000(5)    0         0         0
R. Beck,    12/31/98    0       0          0             0         0         0         0
Director

(1)Received $48,462 in cash towards $100,000 settlement of employment agreement.
Also Company had forgiven loans of $55,250 as part of settlement.

(2)Received $34,615 in cash towards $100,000 settlement of employment agreement.
Also Company had forgiven loans of $56,250 as part of settlement. Also received
2,031,478 shares for deferred salaries in 1997 and 1998.

(3)Received $4,000 in the form of 160,000 shares at $.025 per share for board services for 1997, 1998 and 1999 (paid during 1999).

(4)Received 8,983,720 shares at $.03 per share in 1999 and 1,161,560 shares at
$.05 per share in 1999 for services (see "Recent Issuances of Unregistered
Securities").

(5)Received 10,000,000 shares at $.032 per share in connection with Consulting
Fee Agreement with Cordless Power Corporation (see "Recent Issuances of
Unregistered Securities"). Mr. Beck served as a director from August 1999 to
October 2000.

Cash Compensation Awards

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Our we during the years ended December 31, 2000 and
1999, except as set forth in the Summary Compensation Table. Further, no member of our Company has been granted any option or stock appreciation rights;
accordingly, no tables relating to such items have been included within this
Item.

Stock Option, Compensation or Pension Plans

We do not have any stock option or benefit plans.

Compliance with 16(a) of the Exchange Act

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a)
of the Exchange Act have been duly filed with the Securities and Exchange
Commission as follows:

                                                      Required          Actual
Name of Person                      Form           Date of Filing    Filing Date

Vikki Cook                            3              12/31/2000       10/1/2001
Carl L. Smith                         3              12/31/2000       10/1/2001
Matthew Veal                          3              12/31/2000       10/1/2001
O. Howard Davidsmeyer, Jr.            3              12/31/2000       10/1/2001

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Directors and Officers

The following table sets forth the shareholdings of our directors and executive officers as of August 31, 2001.

                              Number of Shares             Percentage
Name and Address             Beneficially Owned             of Class

O. Howard Davidsmeyer, Jr.       4,507,525                     4.8%
5159 Riverwood Avenue
Sarasota, FL 34231

Carl L. Smith                            0                       0%
355 Interstate Blvd.
Sarasota, FL 34240

Matthew A. Veal                    600,000                    0.64%
7937 Broadmoor Pines Blvd.
Sarasota, FL 34243

           Totals                5,107,525                    5.44%
                                ==========                   ======

Security Ownership of Certain 5% Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of August 31, 2001, based upon
94,437,391 outstanding shares:

                           Number of Shares             Percentage
Name and Address          Beneficially Owned             of Class

Vikki C. Cook                14,430,928(1)                  15.28%
355 Interstate Blvd.
Sarasota, FL 34240

Christopher R. Beck           5,000,000(2)                   5.29%
235 Sunrise Avenue
Suite C-24
Palm Beach, FL 33480
                             19,430,928                     20.57%
                             ==========                     ======

(1) Includes 11,969,368 shares owned by ASFT, Inc. (see "Security Ownership of
Directors and Officers" below), 61,560 shares owned by Tampa Bay Financial, Inc.
and 2,400,000 shares owned by Vikki C. Cook.

(2) Shares owned by United Funding Solutions, Inc.

There is no existing arrangement which may result in a change in control of the Company.

Compensation of Directors

Our directors have been compensated $200 per month for services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts, Termination, Change in Control Arrangements

Other than the Settlement of Employment Agreements with Michael Kamkar and
Richard L. Sovich, dated April 24, 1999, and July 12, 1999, respectively, and the Stock Performance Agreements with United Funding Solutions, Inc., dated July
17, 1999, there are no employment contracts, compensatory plans or arrangements, including payments to be received, with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or our subsidiaries, any change in control, or a change in the person's responsibilities following a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

The information set forth below is provided based on what we believe may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each shareholder after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

The only transactions between members of management, nominees to become directors or executive officers, 5% stockholders, or promoters or persons who may be deemed to be parents are:

Interested                                                 No. of       Price per
Party                               Purpose      Date      Shares       Share
2000 Debt Settlement

Sagedale Farms, LLC                 Settlement   2000     1,200,000      $.21
                                    of $250,000
                                    debt

1999 and 2000 Services and Sale of Stock

Tampa Bay Financial, Inc.           Services     2000     1,161,560      $.05
                                    & use of
                                    Facilities

O. Howard Davidsmeyer               Director     1999       160,000      $.03
                                    Fees

Matthew A. Veal                     Director     1999       160,000      $.03

Carl L. Smith, III                  Services     1999       500,000      $.03

ASFT, Inc.                          Services     1999    12,562,800      $.03

United Funding                      Services     1999     1,000,000     $.033

Vikki C. Cook                       Services     1999     3,000,000      $.03

Tampa Bay Financial, Inc.           Cash &       1999     5,452,080     $.025
                                    Equipment

O. Howard Davidsmeyer               Cash         1999     2,100,000     $.025

Matthew A. Veal                     Services     1999       340,000      $.03

James M. Matheny                    Cash         1999       400,000     $.025

Cordless Power Consulting Services

United Funding                      Consulting   1999    10,000,000     $.033
                                    Services

Prior Chief Financial Officer Settlement

Richard L. Sovich                   Services     1999     2,031,478     $.033

Stock Sale Pursuant to Bankruptcy Court Authorization

ASFT, Inc.                          Cash         1998     3,500,000      $.05

ASFT, Inc.                          Cash         1999     3,500,000      $.05

Bankruptcy Settlement

ASFT, Inc.                          Settlement   1998    11,000,000      $.05
                                    of claims in
                                    bankruptcy

All payments services and subscriptions associated with these issuances are fully consummated without future obligation on the part of any of the parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

No reports have been filed by the Company on Form 8-K since its inception,

EXHIBITS*

(i)      WHERE INCORPORATED IN THIS REPORT

Registration Statement on Form 10-SB,as parts I, II, and III amended

(ii)
Exhibit
Number            Description

10.9     Promissory Note between the Company and Sagedale Farms*
10.10    Assignment Agreement between the Company and Matheny Development LLC*
10.11    Satisfaction Agreement between the Company and MMP Associates LLC**

* Summaries of all exhibits contained within this report are modified in their entirety by reference to these exhibits.

** These documents and related exhibits have been previously filed with the
Securities and Exchange Commission and are incorporated herein by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the
Company caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.

                                    DIVERSIFIED RESOURCES GROUP, INC.

DATED: Sept. 15, 2001                /S/ O. Howard Davidsmeyer, Jr., C.E.O.

                                    /S/ Matthew A. Veal, Secretary/Treasurer

