Form 10QSB
period 2001-03-31
DIVERSIFIED RESOURCES GROUP INC
filed 2001-10-10
CIK 891705

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

                 For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

                         Commission File Number: 0-30492

                        DIVERSIFIED RESOURCES GROUP, INC.
               (Exact name of registrant as specified in charter)

          Utah                                        84-0771180
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

                                 YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 2, 2001.

                    18,887,479 $.005 Par Value Common Shares
                               0 Preferred Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                        DIVERSIFIED RESOURCES GROUP, INC.

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Balance Sheets as of December 31, 2001 and March 31, 2001......3

                 Statements of Operations for the three months ended
                 March 31, 2001 and 2000........................................5

                 Statement of Stockholders' Equity (Deficit) for the
                 three months ended March 31, 2001..............................6

                 Statements of Cash Flows for the three months ended
                 March 31, 2001 and 2000........................................8

                 Notes to Financial Statements .................................10

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................22

PART II.         OTHER INFORMATION

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                           March 31,     December 31,
                                                             2001            2000
                                                          (Unaudited)
CURRENT ASSETS

   Cash                                                   $   1,206     $    1,276
   Prepaid expenses                                           1,415          1,415
   Related party receivable (Note 8)                        584,604              -
   Interest receivable - related party (Note 8)               9,950              -

   Total Current Assets                                     597,175          2,691

FIXED ASSETS (Note 2)

   Computers                                                 41,238         41,238
   Test equipment                                             1,569          1,569
   Office equipment                                          20,380         20,380
   Software                                                  32,475         32,475
   Accumulated depreciation                                 (91,624)       (90,780)

     Net Fixed Assets                                         4,038          4,882

OTHER ASSETS

   Deposits on land, net (Note 3)                                 -      1,007,942

     Total Other Assets                                           -      1,007,942

     TOTAL ASSETS                                         $ 601,213     $1,015,515
                                                          ==========    ===========

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           March 31,     December 31,
                                                             2001           2000
                                                          (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                              $     6,724     $     8,826
   Accrued expenses (Note 4)                                  19,351          86,556
   Accrued brokerage fees (Note 3)                         1,250,000       1,250,000
   Income tax payable (Note 2)                                16,000               -
   Current portion of long-term debt (Note 7)                 27,239       1,687,327
   Notes payable - related party (Note 8)                          -         206,715

     Total Current Liabilities                             1,319,314       3,239,424

LONG-TERM DEBT (Note 7)                                       23,195          28,160

     Total Liabilities                                     1,342,509       3,267,584

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.10 par value, 1,000,000
    shares authorized, -0- shares issued and
    outstanding                                                    -               -
   Common stock, $0.005 par value, 100,000,000
    shares authorized; issued and outstanding
    18,887,478 shares                                         94,437          94,437
   Additional paid-in capital                              6,697,883       6,697,883
   Accumulated deficit prior to development stage         (4,512,614)     (4,512,614)
   Accumulated deficit from inception of the
    development stage on December 31, 1998                (3,021,002)     (4,531,775)

     Total Stockholders' Equity (Deficit)                   (741,296)     (2,252,069)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                          $   601,213     $ 1,015,515
                                                         ============    ============

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                               From
                                                                          Inception of the
                                                                             Development
                                                                              Stage on
                                                                            December 31,
                                             For the Three Months Ended     1998 Through
                                                     March 31,                March 31,
                                               2001              2000           2001
REVENUES

   Sales, net                              $          -      $          -   $           -
   Cost of sales                                      -                 -               -

     Gross Margin                                     -                 -               -

OPERATING EXPENSES

   General and administrative                    26,165            45,638       2,192,081
   Depreciation and amortization                  3,284             5,540          43,547

     Total Operating Expenses                    29,449            51,178       2,235,628

LOSS FROM OPERATIONS                            (29,449)          (51,178)     (2,235,628)

OTHER INCOME (EXPENSE)

   Allowance - land                                   -          (229,686)       (459,372)
   Interest expense                             (11,491)          (15,794)       (189,633)
   Other expense                                      -                 -             (10)
   Interest income                                9,950                 -           9,950
   Other income                                       -                 -           5,400
   Gain on sale of land                       1,557,763                 -       1,557,763
   Gain on settlement of debt                         -                 -          13,975

     Total Other Income (Expense)             1,556,222          (245,480)        938,073

INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                                   1,526,773          (296,658)     (1,297,555)

LOSS FROM DISCONTINUED OPERATIONS (Note 6)            -           (15,439)     (1,707,447)

INCOME (LOSS) BEFORE INCOME TAXES             1,526,773          (312,097)     (3,005,002)

INCOME TAX EXPENSE                              (16,000)                -         (16,000)

NET INCOME (LOSS)                          $  1,510,773      $   (312,097)  $  (3,021,002)
                                           =============     =============  ==============

BASIC INCOME (LOSS) PER SHARE
   Income (loss) before discontinued
    operations                             $       0.08      $      (0.02)
   Discontinued operations                            -             (0.00)

BASIC INCOME (LOSS) PER SHARE              $       0.08      $      (0.02)
                                           =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING          18,887,478        18,415,167
                                           =============     =============

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                             Additional            Stock
                                                    Common Stock              Paid-In          Subscription    Accumulated
                                              Shares          Amount          Capital         Receivable         Deficit

Balance, December 31, 1998                  8,208,870        $ 41,044      $ 4,305,137        $ (276,125)     $(4,512,614)

Receipt of stock subscription
 receivable                                         -               -                -           276,125                -

Common stock issued for services
 at $0.155 per share                          441,680           2,208           66,252                 -                -

Common stock issued for services
 at $0.15 per share                           878,000           4,390          127,310                 -                -

Common stock issued for services
 at $0.22 per share                            48,400             242           10,406                 -                -

Common stock issued for services
 at $0.175 per share                          406,296           2,032           69,070                 -                -

Common stock issued for services
 at $0.175 per share                          168,000             840           28,560                 -                -

Common stock issued for services
 at $0.165 per share                          376,000           1,880           60,160                 -                -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.22 per share                         6,087,920          30,440        1,308,903                 -                -

Common stock issued for services
 at $0.20 per share                         1,800,000           9,000          351,000                 -                -

Net (loss) for the year
 ended December 31, 1999                            -               -                -                 -       (2,532,889)

Balance, December 31, 1999                 18,415,166        $ 92,076      $ 6,326,798        $        -      $(7,045,503)

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                             Additional       Stock
                                                    Common Stock              Paid-In      Subscription     Accumulated
                                              Shares           Amount         Capital       Receivable        Deficit

Balance, December 31, 1999                 18,415,166        $ 92,076       $6,326,798       $      -      $(7,045,503)

Common stock issued for debt
 at $0.35 per share                           232,312           1,161           80,148              -                -

Common stock issued for debt
 at $1.042 per share                          240,000           1,200          248,800              -                -

Contributed capital                                 -               -           42,137              -                -

Net loss for the year ended
 December 31, 2000                                  -               -                -              -       (1,998,886)

Balance, December 31, 2000                 18,887,478          94,437        6,697,883              -       (9,044,389)

Net income for the three months
 ended March 31, 2001
 (unaudited)                                        -               -                -              -        1,510,773

Balance, March 31, 2001
 (unaudited)                               18,887,478        $ 94,437       $6,697,883       $      -      $(7,533,616)
                                          ===========        ========       ==========       ========      ============

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                    From
                                                                                               Inception of the
                                                                                                Development
                                                                                                  Stage on
                                                                                                 December 31,
                                                                 For the Three Months Ended     1998 Through
                                                                           March 31,              March 31,
                                                                   2001              2000               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                          $ 1,510,773       $ (312,097)      $(3,021,002)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                  3,284            7,980            43,547
     Gain on settlement of debt of debt                                 -                -           (13,975)
     Stock issued for services                                          -                -         1,425,300
     Allowance of deposits on land                                      -          229,686           459,372
     Loan service fee                                                   -                -           410,077
     Stock subscription received by services and forgiveness            -                -           276,125
     Gain on sale of land                                      (1,557,763)               -        (1,557,763)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                                   -            1,079               200
     (Increase) decrease in accounts receivable                         -            4,389                 -
     (Increase) decrease in prepaid expenses                            -            7,534             1,767
     (Increase) decrease in interest receivable                    (9,950)               -            (9,950)
     (Increase) decrease in other assets                                -            1,080             5,045
     Increase (decrease) in cash overdraft                              -             (171)          (17,481)
     Increase (decrease) in accounts payable                       (2,102)         (15,837)           (5,091)
     Increase (decrease) in brokerage fees payable                      -                -         1,250,000
     Increase (decrease) in accrued expenses                      (67,205)         (30,526)         (170,038)
     Increase (decrease) in accrued income tax payable             16,000                -            16,000

       Net Cash(Used) by Operating Activities                    (106,963)        (106,883)         (907,867)

CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) in deposits on land                                       -         (229,686)       (1,467,314)
   Proceeds from sale of land                                   2,565,705                -         2,565,205

       Net Cash Provided (Used) by Investing Activities         2,565,705         (229,686)        1,098,391

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - related party                     34,181          341,186         1,762,871
   Payments on notes payable - related party                     (825,500)               -        (2,324,244)
   Proceeds from notes payable                                          -                -         1,500,000
   Payments on notes payable                                   (1,667,493)          (7,393)       (1,722,934)
   Collections from related parties                                     -                -             6,984
   Issuance of common stock for cash                                    -                -           543,393
   Contributed capital                                                  -                -            42,137

       Net Cash Provided (Used) by Financing Activities       $(2,458,812)      $  333,793       $  (191,793)

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       From
                                                                                  Inception of the
                                                                                     Development
                                                                                      Stage on
                                                                                    December 31,
                                                     For the Three Months Ended    1998 Through
                                                              March 31,              March 31,
                                                       2001              2000          2001

NET (DECREASE) IN CASH                            $      (70)      $    (2,776)    $    (1,269)

CASH AT BEGINNING OF PERIOD                            1,276             3,565           2,475

CASH AT END OF PERIOD                             $    1,206       $       789     $     1,206
                                                  ===========      ============    ============

CASH PAID FOR:

  Interest expense                                $        -       $         -     $         -
  Income taxes                                    $        -       $         -     $         -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of debt       $        -       $         -     $   421,309
  Common stock issued for fixed asset             $        -       $         -     $     5,000

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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

                                                                    For the Three Months Ended
                                                                            March 31,
                                                                     2001               2000
        Numerator:
                Income (loss) before discontinued operations    $ 1,508,052        $  (296,658)
                Discontinued operations                         $         -        $   (15,439)

        Denominator (weighted average number
         of shares outstanding)                                  18,887,478         18,415,167

        Income (loss) per share
                Loss before discontinued operations             $      0.08        $     (0.02)
                Discontinued operations                         $         -        $     (0.00)
                                                                $      0.08        $     (0.02)
                                                                ===========        ============

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b. Basic Income (Loss) Per Share (Continued)

        Dilutive income (loss) per share is not presented as there are no potentially dilutive items outstanding.

        c. Income Taxes

        The income tax benefit (expense) differs from the amount computed at the federal statutory rates as follows:

                                                     For the
                                                  Three Months         For the Year
                                                      Ended                Ended
                                                    March 31,           December 31,
                                                       2001                 2000
                                                   (Unaudited)

        Income tax benefit at statutory rate      $         -            $   128,747
        Computed "expected" tax expense              (510,297)                     -
        Change in valuation allowance                 494,297               (128,747)

        Income tax payable                        $   (16,000)           $         -
                                                  ============           ============

Deferred tax assets at December 31, 2000 are comprised of the following:

        Net operating loss carryforward           $ 3,154,285            $ 3,664,582
        AMT credit carryforwards                       16,000                      -
        Depreciation                                        -                      -
        Valuation allowance                        (3,170,285)            (3,664,582)

                                                  $         -            $         -
                                                  ============           ============

        At March 31, 2001 and December 31, 2000, the Company had a net operating loss carryforward of approximately $9,392,816 and $10,893,638 that may be offset against future taxable income through 2021. At March 31, 2001, the Company has calculated an estimate of AMT to be $16,000 and an AMT credit carryforward of the same amount. The AMT credit carryforward can be used to offset future ordinary income tax for an indefinite period of time. No tax benefit has been reported in the financial statements because the Company believes there is a 50%
        or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward and the AMT credit carryforward are offset by a valuation allowance of the same amount.

        d. Cash Equivalents

        The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e. Revenue Recognition

        Revenue was recognized upon shipment of goods to the customer. Sales primarily required immediate payment or cash on delivery. Now that the Company had discontinued the operations of Cordless Power, there are currently no sources of revenue.

        f. Reclassification

        Prior period consolidated financial statements have been reclassification to conform with current consolidated financial statement presentation.

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

The accompanying notes are an intregal part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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

        l. Pronouncements Issued Not Yet Adopted

        In July, 2001, the Financial Accounting Standards Board issued two statements -
        Statement 141, Business Combinations, and Statement 142, Goodwill and Other
        Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

        Statement 141:

        o Eliminates the pooling method for accounting for business combinations.

        o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

        o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        l. Pronouncements Issued Not Yet Adopted (Continued)

        Statement 142:

        o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

        o Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

        Upon adoption of these Statements, the Company is required to:

        o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

        o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

        o Write-off any remaining negative goodwill.

        The company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

        m. Long-Lived Assets

        All long-lived assets are evaluated yearly for impairment per SFAS No. 121,
        "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
        be Disposed of." Any impairment in value is recognized as an expense in the period when the impairment occurs.

        n. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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
                      March 31, 2001 and December 31, 2000

NOTE 3- COMMITMENTS AND CONTINGENCIES (Continued)

        c. Real Estate (Continued)

        During November 2000, the Company entered into an agreement to assign its rights to acquire certain real estate obtained from Matheny Development back to Matheny
        Development and issue 7,500,000 shares of common stock to Matheny Development.
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

        d. Consulting Fee Agreement

        On July 7, 1999, the Company entered into a consulting fee agreement with United
        Funding Solutions, Inc. (United) wherein the Company would pay United $100,000 per year for 5 years. Additionally, the Company issued United 2,000,000 shares of common stock valued at the trading price of $0.016 per share, or $32,000.
        Pursuant to the agreement, the Company could be required to issue up to
        18,000,000 additional shares of common stock. The stock would be issued at a formula of one share for each dollar of gross profit earned by the Company.

        On September 20, 2000, the contract with United Funding Solutions, Inc. was terminated by the Company due to the fact that the Company had discontinued
        operations and United Funding Solutions, Inc was not performing the services required by the contract.

NOTE 4- ACCRUED EXPENSES

        The Company's accrued expenses is comprised of the following items:

                                       March 31,      December 31,
                                         2001             2000
                                      (Unaudited)
        Accrued directors fees         $ 17,800        $ 16,000
        Accrued interest payable          1,547          70,552
        Other                                 4               4

                Total                  $ 19,351        $ 86,556
                                       ========        ========

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
                      March 31, 2001 and December 31, 2000

NOTE 5- GOING CONCERN (Continued)

        The Company intends to raise funding through the sale of its common stock, but has minimal funding agreements in place. In the interim, management is committed to meeting the minimum operating needs of the Company over the next 12 months.

NOTE 6- LOSS FROM DISCONTINUED OPERATIONS

        In August 2000, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling profit margins in the industry. The March 31, 2000 consolidated statement of operations has been restated to show the discontinued
        operations. The following is a summary of the loss from discontinued operations:

                                                                           From
                                                                        Inception
                                                                          of the
                                                                        Development
                                                                          Stage on
                                                                        December 31,
                                         For the Three Months Ended    1998 Through
                                                  March 31,              March 31,
                                            2001            2000           2001
                                         (Unaudited)     (Unaudited)    (Unaudited)
REVENUES

  Sales, net                            $         -     $     21,903   $    82,456
  Cost of sales                                   -            9,905        55,186

     Gross Margin                                 -           11,998        27,270

EXPENSES

  General and administrative                      -           27,437     1,501,535
  Depreciation and amortization                   -                -             -

     Total Expenses                               -           27,437     1,501,535

LOSS FROM OPERATIONS                              -          (15,439)   (1,474,265)

OTHER INCOME (EXPENSE)

  Interest expense                                -                -        (6,932)
  Other expense                                   -                -      (226,250)

     Total Other Income (Expense)                 -                -      (233,182)

NET LOSS BEFORE INCOME TAXES                      -          (15,439)   (1,707,447)

INCOME TAX EXPENSE                                -                -             -

NET (LOSS)                              $         -     $    (15,439)  $(1,707,447)
                                        ===========     =============  ============

No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 7- LONG-TERM DEBT

        Long-term debt consisted of the following:

        Note payable to Sagedale Farms, LLC, bearing 10%
        interest, due July 7, 2001.                            $      -        $ 1,660,077

        Various notes payable given in settlement of
        accounts payable, non-interest bearing, quarterly
        payments of $7,405, unsecured.                           50,434             55,410

                Total                                            50,434          1,715,487

                Less current maturities                         (22,274)        (1,687,327)

                Long-term debt                                 $ 28,160        $    28,160
                                                               =========       ============

        Aggregate maturities required on long-term debt at are as follows:

        Year                    Amount          Amount

        2001                   $ 22,274       $ 1,687,327
        2002                     19,858            19,858
        2003                      8,302             8,302

        Total                  $ 50,434       $ 1,715,487
                               ========       ===========

        This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's
        Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

        The balances are shown net of a discount of $23,589 and $26,029. Amortization of the discount was $2,440 and $9,761 as of March 31, 2001 and December 31, 2000,
        respectively.

NOTE 8- RELATED PARTY TRANSACTIONS

        Notes Payable

        Tampa Bay Financial, Inc., a related party, has an open line of credit with the
        Company with a balance outstanding of $206,515 at December 31, 2000. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $38,818 for the year ended December 31, 2000. As of March
        31, 2001, the Company had paid the amount owed to Tampa Bay Financial, Inc. in full and had overpaid them. The Company has recognized a receivable of $584,604.
        The receivable is unsecured and bears interest at 10%. Accrued interest for the period ending March 31, 2001 is $9,950.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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

NOTE 10-REORGANIZATION ITEMS

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

NOTE 11-DEVELOPMENT STAGE COMPANY

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 12-STOCK ISSUANCES

        During March 1999, the Company issued 441,680 shares of its previously authorized, but unissued, common stock for services valued at $68,460, or $0.155 per share.

        During April 1999, the Company issued 878,000 shares of its previously authorized but unissued common stock for services valued at $131,700, or $0.15 per share.

        During May 1999, the Company issued 48,400 shares of its previously authorized, but unissued, common stock for services valued at $10,648, or $0.22 per share.

        During June 1999, the Company issued 406,296 shares of its previously authorized, but unissued, common stock for services valued at $100,502, or
        $0.175 per share.

        During June 1999, the Company issued 168,000 shares of its previously authorized, but unissued, common stock for services valued at $29,400 or $0.175 per share.

        During June 1999, the Company issued 376,000 shares of its previously authorized, but unissued, common stock for services valued at $62,040, or $0.165 per share.

        During July 1999, the Company issued 6,087,920 shares of its previously authorized, but unissued, common stock for services valued at $691,949, cash of
        $543,393, property of $5,000 and debt of $99,000, or $0.22 per share.

        During December 1999, the Company issued 1,800,000 shares of its previously authorized, but unissued, common stock for services valued at $360,000, or $0.20 per share.

        During April 2000, the Company issued 232,312 shares of common stock for debt at
        $0.35 per share for a total of $81,309.

        During July 2000, the Company issued 240,000 shares of common stock for debt at
        $1.042 per share for a total of $250,000.

        Tampa Bay Financial, a shareholder of the Company, contributed $42,137 for expenses.

        Stock issuances for services and debt during 2000 and 1999 were valued at the trading price on the dates of issue.

NOTE 13-LEGAL PROCEEDINGS

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 14-SUBSEQUENT EVENT

        On September 17, 2001, the Company authorized a 1-for-5 reverse stock split of all of the Company's outstanding common stock. The Company also changed the par values of the preferred stock to $0.10 per share and the common stock to $0.005 per share. These changes are retroactively reflected in the financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of March 31, 2001 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the electronic components industry that have proven management and state-of-the-art technologies. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. We expect to expand using the capital from the sale of the Fall River Project principal operations, which we hope to commence in the near future. We anticipate that these expenses will continue to increase as our business is expanded in the future, and further anticipates that operating expenses will continue to be incurred in advance of projected revenue.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. In particular, we have closed Data 1, Inc., and our computer memory operation in 1999 and Cordless Power Corporation, our rechargeable battery operation in the fall of 2000. The Company has been invigorated by the sale of our real estate operations to raise additional cash.
However, we do anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Three Months Ended March 31, 2001 and 2000

We incurred a net income of $1,510,773 for the three months ended March 31, 2001 as compared with a net loss of $(312,097) for the three months ended March 31,
2000. The principal difference between these periods arose from two nonrecurring items; $230,000 of losses charged to real estate investments in 2000, which, upon settlement of all amounts of our real estate operations in 2001, there was a one-time profit of $1,557,763. We did not have operations in the rechargeable battery area in 2001 but did have a loss from discontinued operations of $15,439 in 2000, therefore, only limited comparable data is presented. We terminated our battery operations in the fall of 2000.

Although our rechargeable battery area did improve during 2000, resulting from a change in suppliers that increased profitability, this improvement was not sufficient to bring us to profitability without a significant increase in sales.
Our operating expenses consist primarily of general and administrative expenses and depreciation and amortization. General and administrative expenses decreased from $45,638 or the three months ended March 31, 2000 as compared to $26,165 for the three months ended March 31, 2001, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs.
Most of these expenses are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services. The principal difference in our operating cost structure arose in the area of salaries and commissions, which consisted entirely of consulting payments to United Funding Solutions, Inc. (a related party) for the three months ended March 31, 2000, were $25,000 as compared to zero in 2000.

Other Income (Expenses)

The allowance for loss on real estate increased by $296,658 as of March 31,
2000, which represented the entire amounts invested at that time, since the recoverability of our investment was in question. This increase was due to the monthly extension fees paid into the Falls River Land Development, which was being reserved for since there is no assurance as to the recoverability of our investment. We recovered all amounts advanced in the first quarter of 2001, which resulted in a gain of $1,557,222 on our books.

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of furniture and equipment.
We depreciate our equipment over periods ranging from five (5) to seven (7)
years. Depreciation and amortization expense was $5,540 for the three-month period ending March 31, 2000; compared with $3,284 for the three month period ended March 31, 2001.

Interest

Interest expense was $15,794 during the three months period ended March 31, 2000 compared to $11,491 in the corresponding period of this fiscal year. Interest expense relates primarily to debt undertook to settle with creditors arising from our bankruptcy. We did not received any significant interest income in 2000 but did receive $9,950 in interest in 2001 from investing of proceeds received in our real estate transaction. We did not capitalize any interest.

Inflation and Deflation

We do not believe that either inflation or deflation will have a significant effect on operations for the foreseeable future.

Financial Position, Liquidity and Capital Resources

Our operating requirements will continue to exceed our cash flow from operations until we have successfully built a successful operating business. Operating activities during the three months ended March 31, 2001 used cash of $106,963.
Operating activities were primarily funded through the proceeds of $2,565,705 from the sale of our Falls River real estate project. In addition to our operating requirements, we had payments of approximately $1,650,000 of debt plus the payoff of $200,000 of debt to Tampa Bay Financial, Inc. and the advancement of approximately $580,000 to Tampa Bay Financial, Inc.

We also expect to settle $1,250,000 of brokerage fees from the settlement of our real estate transaction with common stock in the fourth quarter of this year.
Furthermore, with the recently completed 5 for 1 reverse split and increase in authorized common shares we will have additional unissued shares available to be used to raise additional equity including the pursuit of acquisitions of operating businesses.

Due to the need for working capital, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources, however, no assurance can he given that we will be able to obtain other commitments. We will require the proceeds of this and subsequent offerings to expand our operations and finance our future working capital requirements.
Based upon our current plans and assumptions relating to our business plan, we anticipate that with the sale of the Falls River project we will be able to pay off existing debts and have a capital base to begin pursuing acquisitions.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis of Financial Condition and Results of Operations, and
include statements regarding the intent, belief or current expectations of the
Company, its directors or its officers with respect to, among other things: (i)
the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of operating businesses at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission.
The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

         NONE

Item 2. Changes in Securities

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

Pursuant to a proxy statement (the "Proxy Statement") forwarded by The Company to its stockholders in connection with a meeting of its stockholders duly called and held on August 11, 1999, stockholders voted to (i) effect up to a 10 for one reverse split of the Company's outstanding common stock, and to (ii) change the
Company's authorized capitalization to 100,000,000 shares of common stock and
1,000,000 shares of preferred stock.

Then, from said authority provided by the shareholders, by unanimous written consent of the Board of Directors of the Company in September, 2001, the Company
adopted, ratified and approved action to: effect a five for one reverse split of its common stock, and to change its capitalization to 100,000,000 shares of
$.005 par value common stock and 1,000,000 shares of preferred stock.

In September, 2001, all fractional stockholders that resulted from the five for one reverse split effected on September 28, 2001, were rounded up. All of the foregoing is reflected retroactively in all quarterly financial statements of the Company and all computations contained in this report.

Item 5. Other Information

         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  SEC
Exhibit           Reference
No.            No.                       Title of Document

3(iii)            3.01                      Amendment to Articles of Incorporation

(b)      Form 8-K  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 October 2, 2001                             /s/Carl L. Smith
 Date                                           Carl L. Smith, Chief Executive Officer

