Form 10QSB
period 2001-06-30
DIVERSIFIED RESOURCES GROUP INC
filed 2001-10-10
CIK 891705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

                  For the quarterly period ended June 30, 2001.

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

                                YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 5, 2001.

                     18,887,478 $.05 Par Value Common Shares
                               0 Preferred Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

DIVERSIFIED RESOURCES GROUP, INC.

INDEX TO FORM 10-QSB

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                Balance Sheets as of December 31, 2001
                and June 30, 2001............................................. 3

                Statements of Operations for the three and
                six months ended June 30, 2001 and 2000....................... 5

                Statement of Stockholders' Equity (Deficit)
                for the six months ended June 30, 2001........................ 6

                Statements of Cash Flows for the three and six
                months ended June 30, 2001 and 2000........................... 8

                Notes to Financial Statements................................. 10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................... 22

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings............................................ 26
Item 2.          Changes in Securities........................................ 26
Item 3.          Defaults Upon Senior Securities.............................. 26
Item 4.          Submission of Matters to a Vote of Securities Holders........ 26
Item 5.          Other Information............................................ 26
Item 6.          Exhibits and Reports on Form 8-K............................. 26

Signatures

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                           June 30,            December 31,
                                                             2001                 2000
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                  $     1,490           $     1,276
   Prepaid expenses                                                -                 1,415
   Related party receivable (Note 8)                         549,159                     -
   Interest receivable - related party (Note 8)               23,988                     -

   Total Current Assets                                      574,637                 2,691

FIXED ASSETS (Note 2)

   Computers                                                  41,238                41,238
   Test equipment                                              1,569                 1,569
   Office equipment                                           20,380                20,380
   Software                                                   32,475                32,475
   Accumulated depreciation                                  (92,353)              (90,780)

     Net Fixed Assets                                          3,309                 4,882

OTHER ASSETS

   Deposits on land, net (Note 3)                                  -             1,007,942

     Total Other Assets                                            -             1,007,942

     TOTAL ASSETS                                        $   577,946           $ 1,015,515
                                                         ============           ===========

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     June 30,      December 31,
                                                       2001            2000
                                                   (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                       $    10,277     $      8,826
   Accrued expenses (Note 4)                           21,461           86,556
   Accrued brokerage fees (Note 3)                  1,250,000        1,250,000
   Income tax payable (Note 2)                         16,000                -
   Current portion of long-term debt (Note 7)          52,875        1,687,327
   Notes payable - related party (Note 8)                   -          206,715

     Total Current Liabilities                      1,350,613        3,239,424

LONG-TERM DEBT (Note 7)                                     -           28,160

     Total Liabilities                              1,350,613        3,267,584

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.10 par value,
    1,000,000 shares authorized,
    -0- shares issued and outstanding                       -                -
   Common stock, $0.005 par value,
    100,000,000 shares authorized;
    issued and outstanding 18,887,478 shares           94,437           94,437
   Additional paid-in capital                       6,697,883        6,697,883
   Accumulated deficit prior to development stage  (4,512,614)      (4,512,614)
   Accumulated deficit from inception of
    the development stage on December 31, 1998     (3,052,373)      (4,531,775)

     Total Stockholders' Equity (Deficit)            (772,667)      (2,252,069)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                   $   577,946     $  1,015,515
                                                  ============    =============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                             From
                                                                                                                      Inception of the
                                                                                                                         Development
                                                                                                                           Stage on
                                                                For the                         For the                  December 31,
                                                            Six Months Ended               Three Months Ended           1998 Through
                                                                June 30,                        June 30,                   June 30,
                                                         2001             2000             2001            2000               2001

REVENUES

  Sales, net                                         $       -         $       -        $      -       $       -        $         -
  Cost of sales                                              -                 -               -               -                  -

     Gross Margin                                            -                 -               -               -                  -

OPERATING EXPENSES

  General and administrative                            68,095            67,129          41,930          21,491          2,234,011
  Depreciation and amortization                          6,454             6,340           3,170             800             46,717

     Total Operating Expenses                           74,549            73,469          45,100          22,291          2,280,728

LOSS FROM OPERATIONS                                   (74,549)          (73,469)        (45,100)        (22,291)        (2,280,728)

OTHER INCOME (EXPENSE)

  Allowance - land                                           -          (491,940)              -        (262,254)          (459,372)
  Interest expense                                     (11,800)          (39,868)           (309)        (24,074)          (189,942)
  Other expense                                              -                 -               -               -                (10)
  Interest income                                       23,988                 -          14,038               -             23,988
  Other income                                               -                 -               -               -              5,400
  Gain on sale of land                               1,557,763                 -               -               -          1,557,763
  Gain on settlement of debt                                 -                 -               -               -             13,975

     Total Other Income (Expense)                    1,569,951          (531,808)         13,729        (286,328)           951,802

INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                                          1,495,402          (605,277)        (31,371)       (308,619)        (1,328,926)

LOSS FROM DISCONTINUED OPERATIONS                            -           (54,639)              -         (39,200)        (1,707,447)

INCOME (LOSS) BEFORE INCOME TAXES                    1,495,402          (659,916)        (31,371)       (347,819)        (3,036,373)

INCOME TAX EXPENSE                                     (16,000)                -               -               -            (16,000)

NET INCOME (LOSS)                                   $1,479,402         $(659,916)       $(31,371)      $(347,819)       $(3,052,373)
                                                    ===========        ==========       =========      ==========       ============

BASIC INCOME (LOSS) PER SHARE
  Income (loss) before discontinued
   operations                                       $     0.08         $   (0.03)       $  (0.00)      $   (0.02)
  Discontinued operations                                    -             (0.00)              -           (0.00)

BASIC INCOME (LOSS) PER SHARE                       $        -         $   (0.03)       $  (0.00)      $   (0.02)
                                                    ===========        ==========       =========      ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                        18,887,478        18,540,378      18,887,478      18,433,037
                                                    ===========       ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                  Additional         Stock
                                                        Common Stock               Paid-in        Subscription      Accumulated
                                                   Shares          Amount          Capital         Receivable         Deficit

Balance, December 31, 1998                       8,208,870       $ 41,044       $4,305,137         $(276,125)      $(4,512,614)

Receipt of stock subscription
 receivable                                              -              -                -           276,125                 -

Common stock issued for services
 at $0.155 per share                               441,680          2,208           66,252                 -                 -

Common stock issued for services
 at $0.15 per share                                878,000          4,390          127,310                 -                 -

Common stock issued for services
 at $0.22 per share                                 48,400            242           10,406                 -                 -

Common stock issued for services
 at $0.175 per share                               406,296          2,032           69,070                 -                 -

Common stock issued for services
 at $0.175 per share                               168,000            840           28,560                 -                 -

Common stock issued for services
 at $0.165 per share                               376,000          1,880           60,160                 -                 -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.22 per share                              6,087,920         30,440        1,308,903                 -                 -

Common stock issued for services
 at $0.20 per share                              1,800,000          9,000          351,000                 -                 -

Net (loss) for the year
 ended December 31, 1999                                 -              -                -                 -        (2,532,889)

Balance, December 31, 1999                      18,415,166       $ 92,076       $6,326,798         $       -       $(7,045,503)

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                 Additional          Stock
                                                       Common Stock               Paid-in         Subscription      Accumulated
                                                  Shares          Amount          Capital          Receivable         Deficit

Balance, December 31, 1999                      18,415,166      $  92,076       $6,326,798       $         -       $(7,045,503)

Common stock issued for debt
 at $0.35 per share                                232,312          1,161           80,148                 -                 -

Common stock issued for debt
 at $1.042 per share                               240,000          1,200          248,800                 -                 -

Contributed capital                                      -              -           42,137                 -                 -

Net loss for the year ended
 December 31, 2000                                       -              -                -                 -        (1,998,886)

Balance, December 31, 2000                      18,887,478         94,437        6,697,883                 -        (9,044,389)

Net income for the six months
 ended June 30, 2001 (unaudited)                         -              -                -                 -         1,479,402

Balance, June 30, 2001 (unaudited)              18,887,478       $ 94,437       $6,697,883        $        -       $(7,564,987)
                                                ==========       ========       ==========        ==========       ============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                               From
                                                                                                         Inception of the
                                                                                                           Development
                                                                                                            Stage on
                                                                                                           December 31,
                                                                            For the Six Months Ended       1998 Through
                                                                                    June 30,                 June 30,
                                                                             2001              2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                    $ 1,455,414        $(659,916)      $(3,076,361)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                            6,454            8,781            46,717
     Gain on settlement of debt of debt                                           -                -           (13,975)
     Stock issued for services                                                    -                -         1,425,300
     Allowance of deposits on land                                                -          491,940           459,372
     Loan service fee                                                             -                -           410,077
     Stock subscription received by services and forgiveness                      -                -           276,125
     Gain on sale of land                                                (1,557,763)               -        (1,557,763)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                                             -            2,793               200
     (Increase) decrease in accounts receivable                                   -            3,246                 -
     (Increase) decrease in prepaid expenses                                  1,415            8,433             3,182
     (Increase) decrease in other assets                                          -            1,080             5,045
     Increase (decrease) in cash overdraft                                        -             (987)          (17,481)
     Increase (decrease) in accounts payable                                  1,451           17,358            (1,538)
     Increase (decrease) in brokerage fees payable                                -                -         1,250,000
     Increase (decrease) in accrued expenses                                (65,095)          34,295          (167,928)
     Increase (decrease) in accrued income tax payable                       16,000                -            16,000

       Net Cash (Used) by Operating Activities                             (142,124)        (161,567)         (943,028)

CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) in deposits on land                                                 -         (491,940)       (1,467,314)
   Proceeds from sale of land                                             2,565,705                -         2,565,205

       Net Cash Provided (Used) by Investing Activities                   2,565,705         (491,940)        1,098,391

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - related party                               69,626          677,600         1,798,316
   Payments on notes payable - related party                               (825,500)          (5,500)       (2,324,244)
   Proceeds from notes payable                                                    -                -         1,500,000
   Payments on notes payable                                             (1,667,493)         (22,130)       (1,722,934)
   Collections from related parties                                               -                -             6,984
   Issuance of common stock for cash                                              -                -           543,393
   Contributed capital                                                            -                -            42,137

       Net Cash Provided (Used) by Financing Activities                 $(2,423,367)       $ 649,970       $  (156,348)

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      From
                                                                              Inception of the
                                                                                 Development
                                                                                  Stage on
                                                                                December 31,
                                                   For the Six Months Ended     1998 Through
                                                           June 30,               June 30,
                                                    2001              2000          2001

NET (DECREASE) IN CASH                          $    (214)         $   (3,537)  $      (985)

CASH AT BEGINNING OF PERIOD                         1,276               3,565         2,475

CASH AT END OF PERIOD                           $   1,490          $       28   $     1,490
                                                ==========         ===========  ============

CASH PAID FOR:

  Interest expense                              $       -          $        -   $         -
  Income taxes                                  $       -          $        -   $         -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of debt     $       -          $   58,078   $   421,309
  Common stock issued for fixed asset           $       -          $        -   $     5,000

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

                                                              For The Six Months Ended
                                                                      June 30,
                                                              2001              2000
        Numerator:
            Income (loss) before discontinued operations   $ 1,479,402        $ (605,277)
            Discontinued operations                        $         -        $  (54,639)

        Denominator (weighted average number
        of shares outstanding)                              18,887,479        18,540,378

        Income (loss) per share
            Loss before discontinued operations            $      0.08        $    (0.03)
            Discontinued operations                        $         -        $    (0.00)

                                                           $      0.08        $    (0.03)
                                                           ===========        ===========

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b. Basic Income (Loss) Per Share (Continued)

        Dilutive income (loss) per share is not presented as there are no potentially dilutive items outstanding.

        c. Income Taxes

        The income tax benefit (expense) differs from the amount computed at the federal statutory rates as follows:

                                                         For the
                                                       Six Months     For the Year
                                                         Ended           Ended
                                                        June 30,      December 31,
                                                          2001            2000
                                                      (Unaudited)

        Income tax benefit at statutory rate          $        -       $  128,747
        Computed "expected" tax expense                 (494,840)               -
        Change in valuation allowance                    478,840         (128,747)

        Income tax payable                            $  (16,000)      $        -
                                                      ===========      ===========

        Deferred tax assets at December 31, 2000 are comprised of the following:

        Net operating loss carryforward               $3,169,742       $3,664,582
        AMT credit carryforwards                          16,000                -
        Depreciation                                           -                -
        Valuation allowance                           (3,185,742)      (3,664,582)

                                                      $        -       $        -
                                                      ===========      ===========

        At June 30, 2001 and December 31, 2000, the Company had a net operating loss carryforward of approximately $9,438,224 and $10,893,638 that may be offset against future taxable income through 2021. At June 30, 2001, the Company has calculated an estimate of AMT to be $16,000 and an AMT credit carryforward of the same amount. The AMT credit carryforward can be used to offset future ordinary income tax for an indefinite period of time. No tax benefit has been reported in the financial statements because the Company believes there is a 50%
        or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward and the AMT credit carryforward are offset by a valuation allowance of the same amount.

        d. Cash Equivalents

        The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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
                       June 30, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        k. Recent Accounting Pronouncements (Continued)

        The Company has adopted the provisions of FASB Statement No. 140 "Accounting for
        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
        (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

        o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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
                       June 30, 2001 and December 31, 2000

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

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 4- ACCRUED EXPENSES

        The Company's accrued expenses is comprised of the following items:

                                                   June 30,       December 31,
                                                     2001            2000
                                                 (Unaudited)
              Accrued directors fees            $     19,600      $    16,000
              Accrued interest payable                 1,857           70,552
              Other                                        4                4

                     Total                      $     21,461      $    86,556
                                                ============      ===========

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
                       June 30, 2001 and December 31, 2000

NOTE 5- GOING CONCERN (Continued)

        The Company intends to raise funding through the sale of its common stock, but has minimal funding agreements in place. In the interim, management is committed to meeting the minimum operating needs of the Company over the next 12 months.

NOTE 6- LOSS FROM DISCONTINUED OPERATIONS

        In August 2000, the Board of Directors of the Company decided to discontinue the business that includes the manufacturing and marketing of computer memory devices due to falling profit margins in the industry. The June 30, 2000 consolidated statement of operations has been restated to show the discontinued
        operations. The following is a summary of the loss from discontinued operations:
                                                                               From
                                                                         Inception of the
                                                                           Development
                                                                             Stage on
                                                                            December 31,
                                              For the Six Months Ended     1998 Through
                                                       June 30,               June 30,
                                               2001              2000           2001
                                            (Unaudited)      (Unaudited)     (Unaudited)
REVENUES

  Sales, net                                $        -        $   42,637     $    82,456
  Cost of sales                                      -            13,213           55,186

     Gross Margin                                    -            29,424           27,270

EXPENSES

  General and administrative                         -            83,442       1,501,535
  Depreciation and amortization                      -                 -                -

     Total Expenses                                  -            83,442        1,501,535

LOSS FROM OPERATIONS                                 -           (54,018)      (1,474,265)

OTHER INCOME (EXPENSE)

  Interest expense                                   -             (621)           (6,932)
  Other expense                                      -                -          (226,250)

     Total Other Income (Expense)                    -             (621)         (233,182)

NET LOSS BEFORE INCOME TAXES                         -          (54,639)       (1,707,447)

INCOME TAX EXPENSE                                   -                -                 -

NET (LOSS)                                  $        -        $ (54,639)     $ (1,707,447)
                                            ==========        ==========     =============

No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 7- LONG-TERM DEBT

        Long-term debt consisted of the following:

        Note payable to Sagedale Farms, LLC, bearing 10%
        interest, due July 7, 2001.                           $        -     $ 1,660,077

        Various notes payable given in settlement of
        accounts payable, non-interest bearing, quarterly
        payments of $7,405, unsecured.                            50,434          55,410

                Total                                             50,434       1,715,487

                Less current maturities                          (50,434)     (1,687,327)

                Long-term debt                                $        -     $    28,160
                                                              ===========    ============

Aggregate maturities required on long-term debt at are as follows:

        Year                                  Amount                 Amount

        2001                                $ 50,434               $ 1,687,327
        2002                                       -                    19,858
        2003                                       -                     8,302

        Total                               $ 50,434               $ 1,715,487
                                            ========               ===========

        This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's
        Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

        The balances are shown net of a discount of $21,148 and $26,029. Amortization of the discount was $4,881 and $9,761 as of June 30, 2001 and December 31, 2000,
        respectively.

        Because the Company has not made its 2nd quarter payment of 2001, it is delinquent in its payments. The entire amount owed is showed being presented as a current liability.

NOTE 8- RELATED PARTY TRANSACTIONS

        Notes Payable

        Tampa Bay Financial, Inc., a related party, has an open line of credit with the
        Company with a balance outstanding of $206,515 at December 31, 2000. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $38,818 for the year ended December 31, 2000. As of June 30,
        2001, the Company had paid the amount owed to Tampa Bay Financial, Inc. in full and had overpaid them. The Company has recognized a receivable of $549,159. The receivable is unsecured and bears interest at 10%. The Company has recognized an interest receivable in the amount of $23,988 at June 30, 2001.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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
                       June 30, 2001 and December 31, 2000

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
                       June 30, 2001 and December 31, 2000

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW
The following discussion and analysis should be read in conjunction with the balance sheet as of June 30, 2001 and the financial statements as of and for the three months ended June 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7, and we are currently in the initial stages of recreating strategic relationships within the electronic components industry that have proven management and state-of-the-art technologies. The results of operations for the six months and the three months ended June 30,
2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. We expect to expand into new areas, using the capital from the sale of the Fall River Project principal operations, which we hope to commence before the end of 2001. We anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. In particular, we have Cordless Power
Corporation, our rechargeable battery operation in 2000. The Company believes assets from the sale of our real estate operations can help us build operations that are more successful in the future. However, we do anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Three Months Ended June 30, 2001 and 2000

We incurred a net loss of $(31,371) for the three months ended June 30, 2001 as compared with a net loss of $(347,819) for the three months ended June 30, 2000.
The principal difference between these periods arose from a nonrecurring
$260,000 writedown charged to real estate investments in 2000 during which there was question as to their recoverability, and the effect of having interest income from the proceeds of selling those real estate operations in 2001, when in 2000 we were incurring interest from the debt to finance them, plus the termination of our Cordless Power rechargeable battery operations in 2000.

Our operating expenses consist primarily of general and administrative expenses, depreciation, and amortization. General and administrative expenses increased from $21,491 for the three months ended June 30, 2000 to $41,930 for the three months ended June 30, 2001, and principally includes payroll and related taxes;
professional fees for consulting, business development, legal and accounting;
office supplies expense; travel expense and organizational costs. Most of these expenses are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services. This increase was due to the delay of certain expenses (mostly professional fees) normally incurred in the first quarter into the second quarter.

Six Months Ended June 30, 2001 and 2000

We incurred a net income of approximately $1,470,402 for the six months ended
June 30, 2001 as compared with a net loss of $(659,916) for the six months ended
June 30, 2000, due to the effect of our Falls River real estate transaction described in other income (expense) below.

General and administrative expenses increased to $68,095 for the six months ended June 30, 2001 from $67,129 for the six months ended June 30, 2000, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense;
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
Our operating expenses consist primarily of general and administrative expenses, depreciation, and amortization.

Other Income (Expenses)

The allowance for loss on real estate increased by $491,940 for the six-month period ended June 30, 2000, which represented the entire amounts invested at that time, since the recoverability of our investment was in question. This increase was due to the monthly extension fees paid into the Falls River Land
Development, which was being reserved for since there is no assurance as to the recoverability of our investment. We recovered all amounts advanced in January
2001, which resulted in a gain of $1,557,763 on our books.

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of furniture and equipment.
We depreciate our equipment over periods ranging from five (5) to seven (7)
years. Depreciation and amortization expense was $ 800 for the three-month period ending June 30, 2000; compared with $3,170 for the three month period ended June 30, 2001. Depreciation and amortization expense was $6,454 for the six-month period ending June 30, 2001, compared with $6,340 for the six-month period ended June 30, 2000. The Company maintains office equipment and software, which it expects to be replaced during the next year.

Interest

Interest expense was $24,074 during the three months period ended June 30, 2000 compared to $309 in the corresponding period of this fiscal year. Interest expense relates primarily to real estate activities and the debt undertook to settle with creditors arising from our bankruptcy. We did not capitalize any interest. We did not received any significant interest income in 2000 but did receive $23,988 and $14,038 in interest for the six months and three months ended June 30, 2001 from investing of proceeds received in our real estate transaction.

Interest expense was $11,800 during the six months period ended June 30, 2001 compared to $39,868 in the corresponding period of the prior fiscal year,
Interest expense related primarily to debt undertook to settle with creditors arising from our bankruptcy and debt incurred to fund rest estate operations. We did not incur any significant interest income or expense and did not capitalize any interest. All reductions between years are result of payoff of real estate debt in January 2001.

Inflation and Deflation

We do not believe that either inflation or deflation will have a significant effect on operations for the near future.

Financial Position, Liquidity and Capital Resources

Our operating requirements will continue to exceed our cash flow from operations until we have successfully built a successful operating business. Operating activities during the six months ended June 30, 2001 used cash of $142,124.
Operating activities were primarily funded through the proceeds of $2,565,705 from the sale of our Falls River real estate project. In addition to our operating requirements, we had payments of approximately $1,650,000 of debt plus the payoff of $200,000 of debt to Tampa Bay Financial, Inc. and the advancement of approximately $550,000 to Tampa Bay Financial, Inc.

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
Based upon our current plans and assumptions relating to our business plan, we anticipate that with the sale of the Falls River project we will have a capital base to begin pursuing new operations and/or acquisitions.

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

                 None

        (b)      Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 October 5, 2001                    /s/Carl Smith
 Date                                  Carl Smith, Chief Executive Officer

