Form 10QSB
period 2001-09-30
DIVERSIFIED RESOURCES GROUP INC
filed 2001-11-14
CIK 891705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

               For the quarterly period ended September 30, 2001.

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
                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 23, 2001.

                     26,387,478 $.005 Par Value Common Shares
                               0 Preferred Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

DIVERSIFIED RESOURCES GROUP, INC.

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)

                Balance Sheets as of December 31, 2000 and September 30, 2001...3

                Statement of Operations for the three and nine months
                ended September 30, 2001 and 2000...............................5

                Statement of Stockholders' Equity (Deficit) for the
                nine months ended September 30, 2001............................6

                Statements of Cash Flows for the nine months
                ended September 30, 2001 and 2000...............................8

                Notes to Financial Statements...................................10

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................22

PART II.OTHER INFORMATION

        Item 1. Legal Proceedings...............................................26

        Item 2. Changes in Securities...........................................26

        Item 3. Defaults Upon Senior Securities.................................26

        Item 4. Submission of Matters to a Vote of Securities Holders...........26

        Item 5. Other Information...............................................26

        Item 6. Exhibits and Reports on Form 8-K................................26

Signatures

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                 September 30,    December 31,
                                                     2001             2000
                                                  (Unaudited)
CURRENT ASSETS

   Cash                                            $  5,255      $    1,276
   Prepaid expenses                                       -           1,415
   Related party receivable (Note 8)                519,080               -
   Interest receivable - related party (Note 8)      37,274               -

   Total Current Assets                             561,609           2,691

FIXED ASSETS (Note 2)

   Computers                                         41,238          41,238
   Test equipment                                     1,569           1,569
   Office equipment                                  20,380          20,380
   Software                                          32,475          32,475
   Accumulated depreciation                         (93,082)        (90,780)

     Net Fixed Assets                                 2,580           4,882

OTHER ASSETS

   Deposits on land, net (Note 3)                         -       1,007,942

     Total Other Assets                                   -       1,007,942

     TOTAL ASSETS                                  $564,189      $1,015,515
                                                   =========     ===========

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 September 30,      December 31,
                                                     2001              2000
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable - trade                       $    19,125       $     8,826
   Accrued expenses (Note 4)                           23,570            86,556
   Accrued brokerage fees (Note 3)                  1,250,000         1,250,000
   Income tax payable (Note 2)                         16,000                 -
   Current portion of long-term debt (Note 7)          55,315         1,687,327
   Notes payable - related party (Note 8)                   -           206,715

     Total Current Liabilities                      1,364,010         3,239,424

LONG-TERM DEBT (Note 7)                                     -            28,160

     Total Liabilities                              1,364,010         3,267,584

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.10 par value, 1,000,000
    shares authorized, -0- shares issued and
    outstanding                                             -                 -
   Common stock, $0.005 par value, 100,000,000
    shares authorized; issued and outstanding
    18,887,478 shares                                  94,437            94,437
   Additional paid-in capital                       6,697,883         6,697,883
   Accumulated deficit prior to development stage  (4,512,614)       (4,512,614)
   Accumulated deficit from inception of the
    development stage on December 31, 1998         (3,079,527)       (4,531,775)

     Total Stockholders' Equity (Deficit)            (799,821)       (2,252,069)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                   $   564,189       $ 1,015,515
                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                       From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                      Stage on
                                                  For the                         For the          December 31,
                                             Nine Months Ended               Three Months Ended    1998 Through
                                                September 30,                   September 30,      September 30,
                                            2001           2000             2001         2000          2001

REVENUES

  Sales, net                            $         -    $         -     $         -    $         -   $         -
  Cost of sales                                   -              -               -              -             -

     Gross Margin                                 -              -               -              -             -

OPERATING EXPENSES

  General and administrative                105,057         83,060          36,962         15,931     2,270,973
  Depreciation and amortization               9,623         14,679           3,169          5,898        49,886

     Total Operating Expenses               114,680         97,739          40,131         21,829     2,320,859

LOSS FROM OPERATIONS                       (114,680)       (97,739)        (40,131)       (21,829)   (2,320,859)

OTHER INCOME (EXPENSE)

  Allowance - land                                -       (701,694)              -       (209,754)     (459,372)
  Interest expense                          (12,109)       (81,644)           (309)       (44,217)     (190,251)
  Other expense                                   -              -               -              -           (10)
  Interest income                            37,274              -          13,286              -        37,274
  Other income                                    -              -               -              -         5,400
  Gain on sale of land                    1,557,763              -               -              -     1,557,763
  Gain on settlement of debt                      -         13,975               -         13,975        13,975

     Total Other Income (Expense)         1,582,928       (769,363)         12,977       (239,996)      964,779

INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                               1,468,248       (867,102)        (27,154)      (261,825)   (1,356,080)

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                       -        (46,517)              -          8,122    (1,707,447)

INCOME (LOSS) BEFORE INCOME TAXES         1,468,248       (913,619)        (27,154)      (253,703)   (3,063,527)

INCOME TAX EXPENSE                          (16,000)             -               -              -       (16,000)

NET INCOME (LOSS)                       $ 1,452,248    $  (913,619)    $   (27,154)   $  (253,703)  $(3,079,527)
                                        ============   ============    ============   ============  ============

BASIC INCOME (LOSS) PER SHARE
  Income (loss) before discontinued
   operations                           $      0.08    $     (0.05)    $     (0.00)   $     (0.01)
  Discontinued operations                         -          (0.00)              -           0.00

BASIC INCOME (LOSS) PER SHARE           $      0.08    $     (0.05)    $     (0.00)   $     (0.01)
                                        ============   ============    ============   ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                             18,887,478     18,577,964      18,887,478     18,665,739
                                        ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                    Additional    Stock
                                               Common Stock          Paid-in   Subscription    Accumulated
                                          Shares          Amount     Capital    Receivable       Deficit

Balance, December 31, 1998              8,208,870    $    41,044  $ 4,305,137  $  (276,125)   $ (4,512,614)

Receipt of stock subscription
 receivable                                     -              -            -      276,125               -

Common stock issued for services
 at $0.155 per share                      441,680          2,208       66,252            -               -

Common stock issued for services
 at $0.15 per share                       878,000          4,390      127,310            -               -

Common stock issued for services
 at $0.22 per share                        48,400            242       10,406            -               -

Common stock issued for services
 at $0.175 per share                      406,296          2,032       69,070            -               -

Common stock issued for services
 at $0.175 per share                      168,000            840       28,560            -               -

Common stock issued for services
 at $0.165 per share                      376,000          1,880       60,160            -               -

Common stock issued for cash,
 services and forgiveness of debt
 at $0.22 per share                     6,087,920         30,440    1,308,903            -               -

Common stock issued for services
 at $0.20 per share                     1,800,000          9,000      351,000            -               -

Net (loss) for the year
 ended December 31, 1999                        -              -            -            -      (2,532,889)

Balance, December 31, 1999             18,415,166    $    92,076  $ 6,326,798  $         -    $ (7,045,503)

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Additional    Stock
                                               Common Stock          Paid-in   Subscription    Accumulated
                                          Shares          Amount     Capital    Receivable       Deficit

Balance, December 31, 1999             18,415,166    $    92,076  $ 6,326,798  $         -    $ (7,045,503)

Common stock issued for debt
 at $0.35 per share                       232,312          1,161       80,148            -               -

Common stock issued for debt
 at $1.042 per share                      240,000          1,200      248,800            -               -

Contributed capital                             -              -       42,137            -               -

Net loss for the year ended
 December 31, 2000                              -              -            -            -      (1,998,886)

Balance, December 31, 2000             18,887,478         94,437    6,697,883            -      (9,044,389)

Net income for the nine months
 ended September 30, 2001
 (unaudited)                                    -              -            -            -       1,452,248

Balance, September 30, 2001
 (unaudited)                           18,887,478    $    94,437  $ 6,697,883  $         -    $ (7,592,141)
                                       ==========    ===========  ===========  ===========    =============

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                     From
                                                                                               Inception of the
                                                                                                 Development
                                                                                                   Stage on
                                                                                                  December 31,
                                                                    For the Nine Months Ended    1998 Through
                                                                          September 30,          September 30,
                                                                      2001          2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $ 1,452,248    $ (913,619)    $(3,079,527)
   Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
     Depreciation and amortization                                       9,623        14,679          49,886
     Gain on settlement of debt                                              -             -         (13,975)
     Stock issued for services                                               -             -       1,425,300
     Allowance of deposits on land                                           -       701,694         459,372
     Loan service fee                                                        -             -         410,077
     Stock subscription received by services and forgiveness                 -             -         276,125
     Gain on sale of land                                           (1,557,763)            -      (1,557,763)
   Changes in assets and liabilities:
     (Increase) decrease in inventory                                         -       14,891             200
     (Increase) decrease in accounts receivable                               -        5,557               -
     (Increase) decrease in interest receivable                         (37,274)           -         (37,274)
     (Increase) decrease in prepaid expenses                              1,415     (178,521)          3,182
     (Increase) decrease in other assets                                      -        1,080           5,045
     Increase (decrease) in cash overdraft                                    -         (987)        (17,481)
     Increase (decrease) in accounts payable                             10,299      (37,663)          7,310
     Increase (decrease) in brokerage fees payable                            -          -         1,250,000
     Increase (decrease) in accrued expenses                            (62,986)     (10,467)       (165,819)
     Increase (decrease) in accrued income tax payable                   16,000            -          16,000

       Net Cash (Used) by Operating Activities                         (168,438)    (403,356)       (969,342)

CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) in deposits on land                                             -     (701,694)     (1,467,314)
   Proceeds from sale of land                                         2,565,705            -       2,565,205

       Net Cash Provided (Used) by Investing Activities               2,565,705     (701,694)      1,098,391

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from notes payable - related party                           99,705      917,138       1,828,395
   Payments on notes payable - related party                           (825,500)  (1,292,300)     (2,324,244)
   Proceeds from notes payable                                                -    1,500,000       1,500,000
   Payments on notes payable                                         (1,667,493)     (22,224)     (1,722,934)
   Collections from related parties                                           -            -           6,984
   Issuance of common stock for cash                                          -            -         543,393
   Contributed capital                                                        -            -          42,137

       Net Cash Provided (Used) by Financing Activities            $ (2,393,288)  $1,102,614     $  (126,269)

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                     From
                                                                                               Inception of the
                                                                                                 Development
                                                                                                   Stage on
                                                                                                  December 31,
                                                                    For the Nine Months Ended    1998 Through
                                                                          September 30,          September 30,
                                                                      2001          2000             2001

NET (DECREASE) IN CASH                                             $      3,979   $   (2,436)    $     2,780

CASH AT BEGINNING OF PERIOD                                               1,276        3,565           2,475

CASH AT END OF PERIOD                                              $      5,255   $    1,129     $     5,255
                                                                   ============   ===========    ===========

CASH PAID FOR:

  Interest expense                                                 $          -   $        -     $         -
  Income taxes                                                     $          -   $        -     $         -

NON CASH FINANCING ACTIVITIES:

  Common stock issued in settlement of debt                        $          -   $  308,078     $   421,309
  Common stock issued for fixed asset                              $          -   $        -     $     5,000

The accompanying notes are an integral part of these consolidated financial statements

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

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

                                                                   For The Nine Months Ended
                                                                           September 30,
                                                                     2001               2000
        Numerator:
                Income (loss) before discontinued operations     $ 1,452,248        $ (867,102)
                Discontinued operations                          $         -        $  (46,517)

        Denominator (weighted average number
         of shares outstanding)                                   18,887,479        18,540,378

        Income (loss) per share
                Income (loss) before discontinued operations     $      0.08        $    (0.05)
                Discontinued operations                          $         -        $    (0.00)

                                                                 $      0.08        $    (0.05)
                                                                 ===========        ===========

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b. Basic Income (Loss) Per Share (Continued)

        Dilutive  income (loss) per share is not  presented as there are no  potentially dilutive items outstanding.

        c. Income Taxes

The income tax benefit (expense) differs from the amount computed at the federal statutory rates as follows:

                                                     For the
                                                   Nine Months    For the Year
                                                      Ended          Ended
                                                  September 30,   December 31,
                                                      2001            2000
                                                   (Unaudited)

        Income tax benefit at statutory rate       $         -     $   128,747
        Computed "expected" tax expense               (493,764)              -
        Change in valuation allowance                  477,764        (128,747)

        Income tax payable                         $   (16,000)    $         -
                                                   ============    ============

        Deferred tax assets at December 31, 2000 are comprised of the following:

        Net operating loss carryforward            $ 3,170,818     $ 3,664,582
        AMT credit carryforwards                        16,000               -
        Depreciation                                         -               -
        Valuation allowance                         (3,186,818)     (3,664,582)

                                                   $         -     $         -
                                                   ============    ============

        At September 30, 2001 and December 31, 2000, the Company had a net operating loss carryforward of approximately $9,441,390 and $10,893,638 that may be offset against future taxable income through 2021. At September 30, 2001, the Company has calculated an estimate of AMT to be $16,000 and an AMT credit carryforward of the same amount. The AMT credit carryforward can be used to offset future ordinary income tax for an indefinite period of time. No tax benefit has been reported in the financial statements because the Company believes there is a 50%
        or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward and the AMT credit carryforward are offset by a valuation allowance of the same amount.

        d. Cash Equivalents

        The Company considers all highly liquid investments and deposits with a maturity of three months or less when purchased to be cash equivalents.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e. Revenue Recognition

        Revenue was recognized upon shipment of goods to the customer. Sales primarily required immediate payment or cash on delivery. Now that the Company has discontinued the operations of Cordless Power, there are currently no sources of revenue.

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
                    September 30, 2001 and December 31, 2000

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
                    September 30, 2001 and December 31, 2000

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        l. Pronouncements Issued Not Yet Adopted (Continued)

        Statement 142:

        o       Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

        o       Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

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
                    September 30, 2001 and December 31, 2000

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

        On May 31, 1999, the Company and the President and Chief Executive Officer of
        the Company entered into a settlement of employment agreement, wherein, for certain considerations, including his resignation, he would receive $100,000 plus continued health benefits payable over a 54 week period. On July 12, 1999, the Company and the Vice President - Finance and Chief Financial Officer entered into an identical agreement. The President and Chief Executive Officer were fully paid in April of 2000 and the Vice-President and Chief Financial Officer were fully paid in July of 2000.

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
                    September 30, 2001 and December 31, 2000

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

NOTE 4- ACCRUED EXPENSES

        The Company's accrued expenses is comprised of the following items:
                                      September 30,    December 31,
                                          2001             2000
                                      (Unaudited)
        Accrued directors fees         $ 21,400         $ 16,000
        Accrued interest payable          2,166           70,552
        Other                                 4                4

                Total                  $ 23,570         $ 86,556
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
                    September 30, 2001 and December 31, 2000

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

                                                                         From
                                                                   Inception of the
                                                                     Development
                                                                       Stage on
                                                                      December 31,
                                        For the Nine Months Ended    1998 Through
                                              September 30,          September 30,
                                          2001          2000              2001
                                      (Unaudited)    (Unaudited)      (Unaudited)
REVENUES

  Sales, net                           $      -      $  42,954      $    82,456
  Cost of sales                               -         13,432           55,186

     Gross Margin                             -         29,522           27,270

EXPENSES

  General and administrative                  -         75,017        1,501,535
  Depreciation and amortization               -              -                -

     Total Expenses                           -         75,017        1,501,535

LOSS FROM OPERATIONS                          -        (45,495)      (1,474,265)

OTHER INCOME (EXPENSE)

  Interest expense                            -         (1,021)          (6,932)
  Other expense                               -              -         (226,250)

     Total Other Income (Expense)             -         (1,021)        (233,182)

NET LOSS BEFORE INCOME TAXES                  -        (46,517)      (1,707,447)

INCOME TAX EXPENSE                            -              -                -

NET (LOSS)                             $      -      $ (46,517)     $(1,707,447)
                                       ========      ==========     ============

No income tax benefit has been attributed to the loss from discontinued operations.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 7- LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                            September 30,      December 31,
                                                                2001              2000
        Note payable to Sagedale Farms, LLC, bearing 10%
         interest, due July 7, 2001.                       $          -        $ 1,660,077

        Various notes payable given in settlement of
         accounts payable, non-interest bearing, quarterly
         payments of $7,405, unsecured.                          55,315             55,410

                Total                                            55,315          1,715,487

                Less current maturities                         (55,315)        (1,687,327)

                Long-term debt                             $          -        $    28,160
                                                           =============       ============

Aggregate maturities required on long-term debt at are as follows:

        Year                                                Amount                  Amount

        2001                                               $ 55,315              $ 1,687,327
        2002                                                      -                   19,858
        2003                                                      -                    8,302

        Total                                              $ 55,315              $ 1,715,487
                                                           ========              ===========

        This amount represents notes issued under the bankruptcy proceedings discussed in Note 10 as payment for certain amounts due as provided for in the Company's
        Plan of Reorganization. The notes are non-interest bearing, interest has been imputed at 8% per annum.

        The balances are shown net of a discount of $18,708 and $26,029. Amortization of the discount was $4,881 and $9,761 as of June 30, 2001 and December 31, 2000,
        respectively.

        Because the Company has not made its 2nd and 3rd quarter payment of 2001, it is delinquent in its payments. The entire amount owed is showed being presented as a current liability.

NOTE 8- RELATED PARTY TRANSACTIONS

        Notes Payable

        Tampa Bay Financial, Inc., a related party, has an open line of credit with the
        Company with a balance outstanding of $206,515 at December 31, 2000. The notes are payable on demand and accrue interest at 10% per annum, unsecured. Interest expense amounted to $38,818 for the year ended December 31, 2000. As of
        September 30, 2001, the Company had paid the amount owed to Tampa Bay Financial,
        Inc. in full and had overpaid them. The Company has recognized a receivable of
        $519,080. The receivable is unsecured and bears interest at 10%. The Company has recognized an interest receivable in the amount of $37,234 at September 30,
        2001.

               DIVERSIFIED RESOURCES GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

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
                    September 30, 2001 and December 31, 2000

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
                    September 30, 2001 and December 31, 2000

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2001 and the financial statements as of and for the three months ended September 30, 2001 and 2000 included with this Form
10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7, and we are currently in the initial stages of recreating strategic relationships within the electronic components industry that have proven management and state-of-the-art technologies. The results of operations for the nine months and the three months ended September
30, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. We expect to expand into new areas, using the capital from the sale of the Falls River Project principal operations, which we hope to commence before the end of 2001. We anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2001. In particular, we have closed Cordless Power
Corporation, our rechargeable battery operation in 2000. The Company believes assets from the sale of our real estate operations can help us build operations that are more successful in the future. However, we do anticipate that operating expenses will continue to increase as our business is expanded in the future, and further anticipate that these expenses will continue to be incurred in advance of projected revenue.

Three Months Ended September 30, 2001 and 2000

We incurred a net loss of $(27,154) for the three months ended September 30,
2001 as compared with a net loss of $(253,703) for the three months ended
September 30, 2000. The principal difference between these periods arose from a nonrecurring $260,000 writedown charged to real estate investments in 2000 during which there was question as to their recoverability, and the effect of having interest income from the proceeds of selling those real estate operations in 2001, when in 2000 we were incurring interest from the debt to finance them,

plus the termination of our Cordless Power rechargeable battery operations in
2000.

Our operating expenses consist primarily of general and administrative expenses, depreciation, and amortization. General and administrative expenses increased from $15,931 for the three months ended September 30, 2000 to $36,962 for the three months ended September 30, 2001, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs.
Most of these expenses are attributable to overhead costs associated with our headquarters and operations center, and the additional expenses related to real estate consultant services.

Nine Months Ended September 30, 2001 and 2000

We incurred a net income of approximately $1,452,248 for the nine months ended
September 30, 2001 as compared with a net loss of $(913,619) for the nine months ended September 30, 2000, due to the effect of our Falls River real estate transaction described in other income (expense) below.

General and administrative expenses increased to $105,057 for the nine months ended September 30, 2001 from $83,060 for the nine months ended September 30,
2000, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense;
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

Other Income (Expenses)

The allowance for loss on real estate increased by $701,694 for the nine-month period ended September 30, 2000, which represented the entire amounts invested at that time, since the recoverability of our investment was in question. This increase was due to the monthly extension fees paid into the Falls River Land
Development, which was being reserved for since there is no assurance as to the recoverability of our investment. We recovered all amounts advanced in January
2001, which resulted in a gain of $1,557,763 on our books.

Depreciation and Amortization

Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consist principally of furniture and equipment.
We depreciate our equipment over periods ranging from five (5) to seven (7)
years. Depreciation and amortization expense was $3,169 for the three month period ended September 30, 2001; compared with $5,898 for the three-month period ending September 30, 2000. Depreciation and amortization expense was $9,623 for the nine-month period ending September 30, 2001, compared with $14,679 for the nine-month period ended September 30, 2000. The Company maintains office equipment and software, which it expects to be replaced during the next year.

Interest

Interest expense was $44,217 during the three months period ended September 30,
2000 compared to $309 in the corresponding period of this fiscal year. Interest expense relates primarily to real estate activities and the debt undertook to settle with creditors arising from our bankruptcy. We did not capitalize any interest. We did not received any significant interest income in 2000, but did receive $37,274 and $13,286 in interest for the nine months and three months ended September 30, 2001 from investing of proceeds received in our real estate transaction.

Interest expense was $12,109 during the nine months period ended September 30,
2001, compared to $81,644 in the corresponding period of the prior fiscal year.
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

Financial Position, Liquidity and Capital Resources

Our operating requirements will continue to exceed our cash flow from operations until we have successfully built a successful operating business. Operating activities during the nine months ended September 30, 2001 used cash of
$168,438. Operating activities were primarily funded through the proceeds of
$2,565,705 from the sale of our Falls River real estate project. In addition to our operating requirements, we had payments of approximately $1,650,000 of debt plus the payoff of $200,000 of debt to Tampa Bay Financial, Inc. and the advancement of approximately $550,000 to Tampa Bay Financial, Inc. In October of

this year, $1,250,000 of brokerage fees from the settlement of our real estate transaction was settled with common stock. Furthermore, with the recently completed 5 for 1 reverse split and increase in authorized common shares, we will have additional unissued shares available to be used to raise additional equity including the pursuit of acquisitions of operating businesses.

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

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

        On September 17, 2001, the Company authorized a 1-for-5 reverse stock split of all of the Company's outstanding common stock. The Company also changed the par values of the common stock to $0.005 per share.

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

October 31, 2001                             /s/Carl Smith
Date                                         Carl Smith, Chief Executive Officer

